Form 10-K
period 2020-12-31
North Atlantic Acquisition Corp
filed 2021-03-31
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39923

NORTH ATLANTIC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

+353 1 567 6959

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	NAACU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	NAAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of 11.50	NAACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The Nasdaq Capital Market on January 22, 2021 and the registrant’s Class A ordinary shares and warrants began trading on the Nasdaq Capital Market on March 15, 2021.

As of March 30, 2021 there were 37,950,000 Class A ordinary shares, par value $0.0001 per share and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this report, or the context otherwise requires, references to:

• “we,” “us,” “company” or “our company” are to North Atlantic Acquisition Corporation, a Cayman Islands exempted company;

ii

• “anchor investors” are to certain qualified institutional buyers or institutional accredited investors who became members of our sponsor upon the consummation of our initial public offering and who purchased an aggregate of 39% of the units in our initial public offering;

• “BTIG” are to BTIG, LLC, a representative of the underwriters in our initial public offering;

• “Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

• “directors” are to our current directors;

• “founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;

• “initial public offering” are to the initial public offering of the Company that was consummated on January 26, 2021, pursuant to which we sold 37,950,000 units, at $10,00 per unit, with each unit consisting of one of our public shares and one-third of one of our public warrants;

• “initial shareholders” are to holders of our founder shares prior to our initial public offering;

• “management” or our “management team” are to our officers and directors;

• “ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

• “private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

• “public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

• “public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

• “public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

• “sponsor” are to NAAC Sponsor LP, a Delaware limited partnership;

• “warrants” are to our public warrants and private placement warrants; and

• “Wells Fargo” are to Wells Fargo Securities, LLC, a representative of the underwriters in our initial public offering.

iii

PART I

Item 1.	Business.

We are a blank check company incorporated in October 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar an initial business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses in Europe or North America, with a primary focus on Europe where we have multiple decades of experience and observed SPAC activity to be underdeveloped. We are focused on effecting an initial business combination with a target that operates in one of our core industries: consumer, industrials and telecommunications. We are not, however, required to complete our initial business combination with a business in one of these industries and, as a result, may pursue an initial business combination outside of these industries if we find an alternative opportunity that will result in an attractive return to investors. We do not expect to consider target businesses that operate in the oil & gas and pharmaceutical sectors.

Initial Public Offering and Concurrent Private Placement

On January 26, 2021, we consummated our initial public offering of 37,950,000 units, including 4,950,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $379,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,126,667 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $10,690,000.

A total of $379,500,000 consisting of $371,910,000 of the proceeds from the initial public offering and $7,590,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by

•	Andrew Morgan, our Chairman, who served in executive roles with Diageo plc, one of the largest alcoholic beverage companies in the world;

•	Gary Quin, our CEO, who has held numerous senior roles at some of the world’s most prominent financial, corporate and government institutions, including Vice Chairman at Credit Suisse Group AG, CEO of Blackrock Communications Ltd, Senior Advisor to The Blackstone Group Inc., various senior financial roles at Digicel Group Limited, and advisory panel member to the Irish government; and

•	Patrick Doran, our President, a successful entrepreneur, executive and operator with a proven track record of value creation in the packaging, logistics and real estate sectors.

We must complete our initial business combination by January 26, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 26, 2023 (or such later date, if we extend the time for completion of our initial business combination, as discussed below in this report), then our existence will terminate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols NAACU, NAAC and NAACW, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that has an enterprise value in the range of $1 billion to $2 billion. Since the consummation of our initial public offering, we have aimed to acquire a company that operates in Europe or North America, with a primary focus on Europe, in the consumer, industrials or telecommunications industries; however, we may choose a target outside of these geographies or sectors. We do not currently expect to consider businesses that operate in the oil & gas and pharmaceutical sectors. As the purchase price may exceed the net amount available from the trust account, we may be required to seek additional financing to complete the initial business combination.

The COVID-19 pandemic has accelerated the already rapid shift of consumers choosing to purchase goods online. Global retail e-commerce sales are expected to grow to $4.9 trillion by 2021 from $3.5 trillion in 2019, according to industry sources. We believe the rapid evolution of the digital economy and accompanying digital infrastructure creates dislocation and has critical implications for consumer preferences and supply chains of related companies. Our management team’s experience and skillset in our core industries aligns well to capitalize on opportunities that will emerge from the current digital disruption.

We will effectively employ the industry skills, experience and extensive network of our management team and non-executive directors to add substantive value to our target company. Our management team seeks to employ the following strategies and skills to realize this potential.

Leverage Talented and Capable Management Team:   Our management team draws on our wealth of experience implementing business culture shifts and strategic focus realignment to ensure our target company is prepared to recognize its full potential. We have consistently demonstrated the ability to supplement management teams with our differentiated expertise and integrate our strategies seamlessly. We will employ lean manufacturing practices, cost-saving innovations and unique commercial practices to deliver growth and margins in excess of industry averages.

Exploit Deep Industry Relationships:   We intend to capitalize on the several decades of expertise and extensive industry networks of our management team and non-executive board members. We possess powerful relationships with leading companies across various industries, as well as the largest financial institutions around the world.

Expand Geographic Footprint:   We are seeking to identify businesses at the forefront of consumer trends yet to realize their full potential, wherever those opportunities lie. Our management team has a track record of growing companies organically and inorganically via geographic expansion.

Leverage Capital Markets and M&A Experience:   Our extensive experience in sourcing debt and equity capital and executing M&A will be a major component in executing our business plan. We plan to leverage our team’s history of acquiring and successfully integrating acquisitions. An important element of our acquisition strategy will be to prioritize companies in target rich sectors.

Maximizing Shareholder Value:   Our management team seeks, first and foremost, to maximize shareholder value at every opportunity. We are striving to unlock hidden potential in our target business through our tried and tested strategies.

Immediately following the completion of our initial public offering, we began the process of communicating within the network of relationships of both our management team and non-executive directors. We have thoroughly articulated the parameters for our search for a target company, and have begun the process of pursuing, reviewing and selecting potential opportunities.

Acquisition Criteria

Consistent with our business strategy, we will look to identify companies that have compelling growth potential and a combination of the below characteristics. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target that does not meet the following criteria.

High Barriers to Entry:   Businesses that possess a strong, entrenched competitive position which could include, among other things, differentiated intellectual property, customer relationships or product offering. We believe we can help build upon an existing competitive position through the implementation of various initiatives, such as lean manufacturing practices and unique commercial capabilities.

Strong Management Team:   Businesses with a committed and capable management team that would benefit from our network and expertise. In certain circumstances, we may look to recruit and add additional members to the existing team.

Economic Fundamentals:   Businesses with strong cash flow characteristics with opportunity for further improvement, including via productivity initiatives.

Attractive Returns:   Businesses that will offer an attractive risk-adjusted return for our shareholders.

Benefit from Public Market Access:   Businesses looking to enhance their balance sheet and/or accelerate growth through acquisitions or organically. We also seek to invest in businesses that stand to benefit from access to public equity markets and access to other forms of capital.

Growth/Expansion Opportunities:   Businesses in high growth sectors in Europe or North America that operate in consumer, industrials or telecommunications sectors.

Leverage SPAC Network and Strategy:   Businesses that can utilize our global network and are ready to become a public entity.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the SEC.

In evaluating a prospective target business, we have been and will continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Initial Business Combination

The rules of Nasdaq require, and our amended and restated memorandum and articles of association provides, that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commission held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of initial public offering, the sale of the private placement warrants and any securities pursuant to the contingent forward purchase contract, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our sponsor (or its designees) has agreed to enter into a contingent forward purchase contract with us, which provides our sponsor with an option to purchase, in its sole discretion, up to 10,000,000 units (or none or a portion of such securities, if it so chooses) for $10.00 each, in a private placement to occur concurrently with the closing of our initial business combination, for an aggregate purchase price of up to $100,000,000. The contingent forward purchase units and their component securities would be identical to the units being sold in our initial public offering, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial business combination.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships provides us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We may pay our sponsor, or any entity or person with which it is affiliated, an advisory fee, consulting fee or other compensation in connection with identifying or investigating potential business targets and completing our initial business combination in an amount that is customary for comparable transactions, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals or entities will be reimbursed for reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and evaluating potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor or its affiliates for such services and will determine which expenses and the amount of expenses that will be reimbursed.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 26, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $379,500,000 (assuming no redemptions), including $13,282,500 of deferred underwriting fees, plus the proceeds from the up to $100,000,000 contingent forward purchase contract to purchase up to 10,000,000 units, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants, the up to $100,000,000 contingent forward purchase contract to purchase up to 10,000,000 units, the sale of our shares in connection with our initial business combination (pursuant to other forward purchase agreements or backstop agreements into which we may enter or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the consumer, industrials and telecommunications sectors.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial offering, the sale of the private placement warrants and any securities pursuant to the contingent forward purchase contract, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report, and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We may pay our sponsor, or any entity or person with which it is affiliated, an advisory fee, consulting fee or other compensation in connection with identifying or investigating potential business targets and completing our initial business combination in an amount that is customary for comparable transactions, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals or entities will be reimbursed for reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and evaluating potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor or its affiliates for such services and will determine which expenses and the amount of expenses that will be reimbursed. In addition since the consummation of our initial public offering, we have paid our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we have and will continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

• We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

• Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

• The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select the shareholders from whom to purchase shares based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of the date of this report, the amount in the trust account is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter following consummation of our initial offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association will require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and applies whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

• conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

• file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 14,231,251, or 37.5%, of the 37,950,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). In the event that each of the anchor investors purchase all of their allotted units and vote them in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether it was a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

• conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

• file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” at the holder’s option, either to deliver their share certificates to our transfer agent or to deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter following consummation of our initial offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than 5,692,500 of our Class A ordinary shares (which we refer to in this report as “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than 5,692,500 shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial offering, we believe we will limit the ability of a small group of shareholders to attempt unreasonably to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, these provisions of our amended and restated memorandum and articles of association do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” at the holder’s option, either to deliver their share certificates to our transfer agent or to deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 26, 2023 (or until such later date to which the period may properly be extended, as described below).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will until January 26, 2023, to complete our initial business combination. If we have not completed our initial business combination within such 24-month period (or such later period, if extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 26, 2023 (or such later date, if extended).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by January 26, 2023 (or such later date, if extended). However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period (or such later period, if extended).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 26, 2023 (or such later period, if extended) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from proceeds held outside the trust account, as of the date of this report, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The funds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only engage such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to from the proceeds of our initial public offering, held outside of the trust account, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Because our initial public offering expenses were less than our estimate of $1,000,000, the amount of funds we hold outside the trust account increased by approximately $371,921.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 26, 2023 (or such later date to which the period may be extended), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 26, 2023 (or such later date to which the period may be extended) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers: Patrick Doran, Mark Keating and Gary Quin. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 26, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement filed in connection with our initial public offering.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 121 South Church Street, Ugland House, Grand Cayman, KY-1104, Cayman Islands, and our telephone number is +353 1 567 6959. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols NAACU, NAAC and NAACW, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

(b)	Holders

(s)

On March 29, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On January 26, 2021, the Company consummated its initial public offering of 37,950,000 units, including 4,950,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $379,500,000.

A total of $379,500,000 of the proceeds from the initial public offering (which amount includes $13,282,500 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on October 14, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October14, 2020 (inception) to December 31, 2020 were organizational activities and those necessary to consummate the initial public offering, described below. Following the initial public offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $5,000 which consisted of formation costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $175,069.

On January 26, 2021, the Company consummated the initial public offering of 37,950,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including 4,950,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $379,500,000.

Simultaneously with the closing of our initial public offering, the Company consummated the sale of 7,126,667 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $10,690,000.

Following the initial public offering and the sale of the Private Placement Warrants, an aggregate of $379,500,000 ($10.00 per Unit) was held in a Trust Account (“Trust Account”). Transaction costs of the initial public offering amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business's attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post- business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

The underwriters are entitled to a deferred fee of $0.35 per share, or $13,282,500 in the aggregate on 37,950,000 Units sold in the initial public offering. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Andrew Morgan	64	Chairman of the Board
Gary Quin	50	Chief Executive Officer and Director
Patrick Doran	55	President and Director
Mark Keating	51	Chief Financial Officer
Dimitri Panayotopoulos	69	Director
Tamara Sakovska	43	Director

Andrew Morgan, Chairman of the Board

Andrew Morgan has served as our Chairman of the Board since inception. Mr. Morgan has 35 years of international consumer packaged goods industry experience and possesses global operating experience. Mr. Morgan spent the majority of his career at Diageo plc, an FTSE top 10 company, where he held a range of leadership positions and played a major role in growing the business and extending the company’s global outreach over his 27 year tenure. In 1987, he joined Guinness — which merged with Grand Metropolitan to create Diageo in 1997 — and has since held a succession of marketing, strategy and executive roles. He served as Head of Strategic Innovation from 1998 to 2001, was a member of the Executive Committee from 2002 to 2014, was President of Europe from 2004 to 2012, where the division he oversaw generated roughly £2.5 billion of sales per annum and £900 million in operating profits, and was Head of New Business from 2012 to 2014. Through his roles at Diageo, Mr. Morgan brings a global mindset and has become intimately familiar with acquiring and running businesses in the United States, Latin America, Asia and Africa, and Europe. During his tenure at Diageo, Mr. Morgan helped steer critical acquisitions and divestitures that shaped the current Diageo portfolio and business:

•	the acquisition of The Seagram Company Limited by Diageo and Pernod-Ricard for $8.15 billion in 2001, Diageo’s largest acquisition since its formation in 1997, adding Crown Royal and Captain Morgan to Diageo’s diversified brand portfolio;

•	the divestiture of Diageo’s Malibu Rum brand to Allied Domecq plc for an undisclosed sum in 2002, paving the way for relieving government anticompetitive concerns and completing the Seagram’s acquisition; and

•	the acquisition of Mey Içki by Diageo for £1.3 billion in 2011, adding new geographic distribution in the high-growth, developing Turkish spirits market.

Prior to Diageo, Mr. Morgan excelled in various senior marketing roles at KFC Corporation from 1985 to 1987 and the Gillette Company from 1978 to 1985 where he led a number of major sports sponsorships throughout his career and developed an expertise in digital marketing. Additionally, Mr. Morgan served as the President of AIM from 2008 to 2012. AIM represents directly or indirectly approximately 2,500 companies accounting for approximately €650 billion in annual sales. Members are manufacturers of branded consumer products united in their purpose to build strong, evocative brands.

After leaving Diageo in 2014, Mr. Morgan has been a private investor in a number of consumer goods and technology start-ups. He is currently Executive Chairman of a Norwegian company, The Island Rum Company, Chairman and co-founder of AYR Ltd., which is co-developing vaping technology with British American Tobacco, and non-executive Chairman of The Cafepod Coffee Company.

Mr. Morgan is currently a member of the board of directors of the University of Leicester and previously served on the boards of directors of Aryzta AG (SWX:ARYN) and British Airways plc. He received a B.A. from the University of Manchester in 1978.

Gary Quin, Chief Executive Officer and Director

Gary Quin has served as our Chief Executive Officer and as a Director since inception. Mr. Quin has over 30 years of corporate and financial experience and has executed approximately $60 billion in M&A and capital market transactions throughout his career.

Mr. Quin was Vice Chairman of Credit Suisse Group investment banking division in Europe from 2010 to December 2019, where he was responsible for sourcing deals across Europe in different sectors. During that time, from 2011 to 2012, he also served as Senior Advisor to The Blackstone Group, during which time Blackstone acquired eircom Limited for $3.8 billion. Following his employment with Credit Suisse and before our inception, he was independently looking into various business opportunities in the telecom sector.

Prior to working at Credit Suisse, from 2005 to 2010, Mr. Quin was CEO of Blackrock Communications Ltd., a telecom-focused, private equity firm. Mr. Quin’s tenure at Blackrock Communications Ltd. was highlighted by a number of notable private and public telecom deals, including the 2009 acquisition of Melita Limited, a Maltese telecommunications company. Following the acquisition, he served as a director and shareholder of Melita, where he helped nearly double EBITDA in a three year span from 2011 to 2014. At the time of acquisition, Melita had the leading ARPU in the Maltese market across all products and the best performance in Europe of a cable TV player launching mobile telephony. From 2011 to 2014, Melita witnessed a revenue CAGR of 7.3%, EBITDA grew at a CAGR of 24.6%, increasing roughly 2.0x, and EBITDA margins grew to 50%. Over the life of his investment in Melita and position as board member, Mr. Quin was critical in transforming the business from a pay-TV-centric cable operator into one of Europe’s first fully integrated quadruple-play telecom operators, with market leading positions in broadband and pay-TV and a fast growing market share in mobile.

Prior to Blackrock Communications Ltd., from 2001 to 2005, Mr. Quin fulfilled various financial roles with Digicel Group Limited, a global mobile phone network and home entertainment provider. Digicel Group Limited, which received an early investment from The Blackstone Group, was launched in 2001 and grew to have 14 million subscribers across 32 countries. He received his bachelor’s degree from the University College Cork, Ireland in 1992 and his M.B.A. from Trinity College Dublin, Ireland in 1999.

Currently, Mr. Quin is a board member of Venturerock BV, a Dutch venture capital firm. Mr. Quin’s corporate, banking and advisory relationships and network among financial sponsors and the venture capital community provides us invaluable deal sourcing capabilities and access to high-quality acquisition opportunities.

Mr. Quin’s notable transactions include the following:

•	leading the capital raise for four blank check REIT IPOs: Hibernia REIT plc (€365 million), Irish Residential Properties REIT plc (€200 million), Cairn Homes plc (€440 million) and Glenveagh Properties plc (€550 million);

•	originating and financing for Credit Suisse Group AG’s global coordinator role on the $25.6 billion IPO of Saudi Arabian Oil Company Aramco in 2019, then the world’s largest IPO;

•	serving as a director and shareholder of Melita Cable from 2009 to 2015; from 2011 to 2014, Melita Cable expanded its EBITDA margins by approximately 1,800 basis points; Melita Cable was sold to Apax Partners SAS in 2015;

•	advising the Irish Government on its €1.5 billion sale of Aer Lingus Group DAC;

•	leading the restructuring and acquisition of eircom Limited, an approximately €550 million EBITDA business, and Ireland’s largest restructuring deal ever;

•	leading a €1.1 billion PIPE by Wilbur Ross, Fairfax Financial Holdings and Fidelity Investments into the Bank of Ireland Group to prevent the Bank of Ireland Group from being nationalized; and

•	serving as a member of the Irish Government’s advisory panel and on Credit Suisse Group’s Brexit Committee interacting and lobbying with various European governments.

Patrick Doran, President and Director

Patrick Doran has served as our President and as a Director since inception. Mr. Doran is a successful business leader, packaging operator and real estate entrepreneur with over 30 years of experience. From 1990 to 2016, Mr. Doran served as CEO of Americk Packaging Group, headquartered in Dublin, Ireland, and oversaw the company’s sale to Saica Group in 2016. Mr. Doran’s notable accomplishments at Americk Packaging Group include the following:

•	instituting a disciplined operating approach by establishing best-in-class management teams, implementing efficient, lean manufacturing techniques and building sophisticated commercial teams to drive value-added and higher-margin products and services;

•	growing the Americk Packaging Group through multiple, highly synergistic acquisitions that broadened the company’s products and services offering, geographic reach and capabilities; and

•	expanding, through organic and inorganic growth, the company’s EMEA presence from the United Kingdom and Ireland through sales to over the entire region.

Mr. Doran is currently the CEO and Founder of Woodberry Capital, a private investment firm founded in 2017 that invests in businesses with the potential to create substantial long-term value. Mr. Doran has demonstrated his ability to invest and operate businesses in multiple sectors. Under Mr. Doran’s leadership, Woodberry Capital has made investments across numerous sectors including logistics, last mile delivery, technology and construction. Additionally, Mr. Doran is an accomplished real estate investor and has overseen numerous real estate transactions with a combined investment value of approximately €540 million.

Mark Keating, Chief Financial Officer

Mark Keating has served as our Chief Financial Officer since inception. Mr. Keating has over 30 years of experience in senior finance positions within international property, wealth management and consultancy sectors. Mr. Keating was Director of Finance at Accenture plc where he oversaw a business that controlled Client Financial Management for Accenture plc’s EMEA consulting business and was involved in Accenture plc’s successful $1.67 billion IPO in 2001. In recent years, Mr. Keating has served as CFO of single family offices ECA Capital Limited and Woodberry Capital. Through these roles, Mr. Keating has led over $1 billion of marquee commercial property transactions across Europe and the United States. Mr. Keating attended the Dublin Technological University and received his ACCA qualification in 1994 and his professional diploma from the University College Dublin in 2017.

Dimitri Panayotopoulos, Director

Dimitri Panayotopoulos, who serves as a member of our board of directors, possesses significant global operating experience in helping build several billion dollar brands around the world. Mr. Panayotopoulos spent 37 years at The Procter & Gamble Company serving most recently in various leadership roles including Advisor to the Chairman and Chief Executive Officer from 2013 to 2014, Vice Chair Global Business Units from 2011 to 2014 and Vice Chair of Global Household Care from 2007 to 2011. As Vice Chair Global Business Units, Mr. Panayotopoulos was responsible for leading efforts around breakthrough innovations and speed to market across all of The Procter & Gamble Company’s businesses. Mr. Panayotopoulos began his distinguished career at Procter & Gamble in the company’s sales organization in the United Kingdom. He continued to build experience across the advertising and marketing groups before moving on to various country manager positions. His work around the world consistently culminated in a market leadership position for P&G. In his eight years in China, Mr. Panayotopoulos built the company’s business from disjointed franchises into a market leadership position in beauty products. He then managed Procter & Gamble’s 110-country market-development organization in Central Eastern Europe, the Middle East, and Africa and spearheaded the creation of a unified approach to brands and businesses in those markets. After being named Group President of Global Fabric Care in 2004, Panayotopoulos helped build Downy, Lenor, and Gain into billion-dollar brands. Mr. Panayotopoulos is currently a senior, global advisor at the Boston Consulting Group since April 2014. Mr. Panayotopoulos has served on the board of public companies with nearly $100 billion in aggregate market capitalization and public and private companies with aggregate annual revenue of over $35 billion. Mr. Panayotopoulos currently sits on the boards of British American Tobacco plc (LSE:BATS) since February 2015, JBS USA Holdings, Inc., Airways Therapeutics, Inc., Information Resources, Inc. and, previously, Coveris Management GmbH and Logitech International S.A. (SWX:LOGN). He received his B.A. from the University of Sussex in 1973.

Tamara Sakovska, Director

Tamara Sakovska, who serves as a member of our board of directors, is an accomplished finance executive and board director with over 20 years of finance, investment and corporate governance experience in a wide breadth of industries and an extensive network that spans EMEA. Ms. Sakovska has deep, global transaction experience ranging from growth equity financings to leveraged buyouts in 14 countries in the technology, telecommunications, energy, natural resources, real estate and consumer sectors, among others. Ms. Sakovska is also a tenured board member with an extensive track record of managing complex strategic and corporate governance issues in publicly listed and private companies. Ms. Sakovska was admitted as a Chartered Director at the London-based Institute of Directors (IoD) in 2016 and won the Director of the Year IoD Award in 2018. Her experience includes serving as an Investment Executive for Permira Advisers from 2004 to 2007, where she focused on origination, evaluation and execution of large buyout investments across the consumer sector in Western Europe. During her time at Permira, she completed leveraged buyout transactions in the consumer, hospitality and leisure sectors. From 2007 to 2013, she served as Head of Origination in Europe for Eton Park International, a global investment manager founded by a team of former Goldman Sachs partners in 2004 with $11 billion of assets. Ms. Sakovska captained deal origination efforts and was responsible for managing a portfolio of roughly $950 million of assets operating across EMEA. Notable transactions include investments in Volia Cable, RCS & RDS, Talvivaara Mining, Markit, Euroseas, KKR Private Equity Investors, L.P. and Reliance Capital Asset Management. From 2014 to 2017, Ms. Sakovska served as an Investment Partner at Global Family Partners, where she originated, evaluated and executed direct investments and special situations globally including transactions in The Ritz-Carlton Yacht Collection, Garden Tower, Virgin Mobile Latin America and IHS Towers. In 2017, Ms. Sakovska founded and currently heads Lavra Group, a firm that collaborates with funds, family offices and principal investing platforms as a senior advisor in the areas of private equity investment and corporate governance. Ms. Sakovska currently serves as an Independent Non-Executive Director and Chair of the Nomination Committee on the board of JP Morgan Russian Securities Plc (an LSE-listed investment trust) and as an Operating Committee Officer and Investment Selection Committee Member at Stanford Angels of the United Kingdom. She has previous board experience at Eton Park, where she served as a non-executive director and provided operational insight on various portfolio company boards. Ms. Sakovska was commissioned by Wiley in 2019 to author The Private Equity Toolkit, a hands-on guide for the finance community that focuses on technical fundamentals and practical judgment skills in private equity deal execution (expected release in 2021). Ms. Sakovska received her B.A. from Stanford University in 1999 and her M.B.A. from the London Business School in 2004.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Sakovska and Mr. Panayotopoulos, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Morgan and Quin, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Doran, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Andrew Morgan, Dimitri Panayotopoulos and Tamara Sakovska are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. All of our committees are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Morgan and Panayotopoulos and Ms. Sakovska serve as the members and Mr. Morgan will serve as chair of the audit committee. Messrs. Morgan and Panayotopoulos and Ms. Sakovska are independent of and unaffiliated with our sponsor and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Each of Messrs. Morgan and Panayotopoulos and Ms. Sakovska is financially literate and our board of directors has determined that Mr. Morgan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Morgan and Panayotopoulos and Ms. Sakovska serve as the members and Mr. Panayotopoulos chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Messrs. Morgan and Panayotopoulos and Ms. Sakovska, and Ms. Sakovska will serve as chair of the nominating and corporate governance committee. Under Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement in connection with our initial public offering. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

We may pay our sponsor, or any entity or person with which it is affiliated, an advisory fee, consulting fee or other compensation in connection with identifying or investigating potential business targets and completing our initial business combination in an amount that is customary for comparable transactions, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals or entities will be reimbursed for reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and evaluating potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor or its affiliates for such services and will determine which expenses and the amount of expenses that will be reimbursed.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 47,437,500 ordinary shares, consisting of (i) 37,950,000 public shares and (ii) 9,487,500 of our founder shares, issued and outstanding as of March 30, 2021.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
NAAC Sponsor LP(3)	-	-	9,487,500	100.00%	20.00%
Andrew Morgan	-	-	-	-	-
Gary Quin	-	-	-	-	-
Patrick Doran (3)	-	-	9,487,500	100.00%	20.00%
Mark Keating	-	-	-	-	-
Dimitri Panayotopoulos	-	-	-	-	-
Tamara Sakovska	-	-	-	-	-
All directors and executive officers as a group (6 individuals)	-	-	9,487,500	100.00%	20.00%

Other 5% Owners
BlueCrest Capital Management Limited (4)	2,970,000	7.83%	-	-	6.26%
Linden Advisors L.P. (5)	2,970,000	7.83%	-	-	6.26%
RP Investment Advisors LP (6)	2,059,443	5.43%	-	-	4.34%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 121 South Church Street, Ugland House; Grand Cayman; KY-1104; Cayman Islands.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.” Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by our sponsor within 60 days of the date of this report.

(3)	NAAC Sponsor LP, our sponsor, is the record holder of such shares. NAAC Sponsor GP LLC is the general partner of our sponsor. The North Ocean Investment Company Limited (“NOICL”) is the sole owner and managing member of NAAC Sponsor GP LLC. Patrick Doran (and his wife) are the majority owners of NOICL and as such may be deemed to beneficially own the shares held by our sponsor by virtue of his indirect control over our sponsor. Patrick Doran disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors are direct or indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.
(4)	According to a Schedule 13G filed with the SEC on January 29, 2021, shares are held for the account of Millais Limited, a Cayman Islands exempted company (the “Fund”). BlueCrest Capital Management Limited (BCCML), which serves as investment manager to the Fund, and Michael Platt, who serves as principal, director and control person of BCCML, may be deemed beneficial owners of the shares. The address of these reporting persons is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4HR.
(5)	According to a Schedule 13G filed on February 3, 2021, 2,970,000 shares are held for the account of Linden Capital L.P. and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors L.P. is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the Managed Accounts. Mr. Siu Min Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts, for an aggregate beneficial ownership of 2,970,000 shares. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(6)	A statement on Schedule 13G was jointly filed on February 18, 2021 by RP Investment Advisors LP, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund and RP SPAC Fund. RP Select Opportunities Master Fund Ltd. (822,760 shares), RP Debt Opportunities Fund Ltd. (215,469 shares), RP Alternative Global Bond Fund (47,660 shares) and RP SPAC Fund (973,554 shares) (the “Funds”) are the record and direct beneficial owners of the securities covered by the statement. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, the Funds. The address of the principal business office of each of the reporting persons is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On November 4, 2020, we issued to our sponsor an aggregate of 8,625,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding, resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. Prior to our initial public offering, our sponsor transferred 200,000 founder shares to our independent directors, consisting of 50,000 shares to each of Mr. Panayotopoulos and Ms. Sakovska and 100,000 shares to Mr. Morgan to be held indirectly through our sponsor until distributed by our sponsor following completion of our initial business combination.

Our sponsor purchased an aggregate of 7,126,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, or $10,690,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor (or its designees) has entered into a contingent forward purchase contract with us, which provides our sponsor with an option to purchase, in its sole discretion, up to 10,000,000 units (or none or a portion of such securities, if it so chooses) for $10.00 each, in a private placement to occur concurrently with the closing of our initial business combination, for an aggregate purchase price of up to $100,000,000. The contingent forward purchase units and their component securities would be identical to the units being sold in our initial public offering, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial business combination.

We currently utilize office space at 121 South Church Street, Ugland House, Grand Cayman, KY-1104, Cayman Islands from our sponsor. We pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We may pay our sponsor, or any entity or person with which it is affiliated, an advisory fee, consulting fee or other compensation in connection with identifying or investigating potential business targets and completing our initial business combination in an amount that is customary for comparable transactions, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals or entities will be reimbursed for reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and evaluating potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor or its affiliates for such services and will determine which expenses and the amount of expenses that will be reimbursed.

Except as set forth in the immediately preceding paragraph, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to the consummation of our initial public offering, our sponsor loaned an aggregate of $175,069 to us under an unsecured promissory note, which we used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Our anchor investors purchased and aggregate of 14,850,000 units in our initial public offering. Further, each of our anchor investors has entered into a separate agreement with our sponsor pursuant to which such investor has agreed to purchase membership interests in our sponsor representing an indirect beneficial interest in up to 500,000 founder shares upon closing of our initial public offering.

To the extent that the anchor investors purchased such units (either in our initial public offering or after) and vote them in favor of our initial business combination, a smaller portion of affirmative votes from other public shareholders would be required to approve our initial business combination.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described in the registration statement for our initial offering.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $40,450. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $15,450. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

NORTH ATLANTIC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

North Atlantic Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of North Atlantic Acquisition Corp.(the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholder’s equity and cash flows for the period from October 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

West Palm Beach, FL

March 31, 2021

NORTH ATLANTIC ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Deferred offering costs	375,453
TOTAL ASSETS	$375,453

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued offering costs	$180,384
Promissory note – related party	175,069
Total Current Liabilities	355,453

Commitments

Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding(1)(2)	949
Additional paid-in capital	24,051
Accumulated deficit	(5,000)
Total Shareholder’s Equity	20,000
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$375,453

(1)	On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding, resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8).

(2)	This number includes up to 1,237,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

NORTH ATLANTIC ACQUISITION CORP.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM October 14, 2020 (INCEPTION) TO DECEMBER 31, 2020

Operating costs	$5,000
Net Loss	$(5,000)

Weighted average shares outstanding, basic and diluted (1)(2)	8,250,000

Basic and diluted net loss per common share	$(0.00)

(1)	On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding, resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8).

(2)	This number excludes up to 1,237,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

NORTH ATLANTIC ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM October 14, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Ordinary Shares				Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholder’s Equity

Balance – October 14, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)(2)	9,487,000	949	24,051	—	25,000
Net loss	—	—	—	(5,000)	(5,000)
Balance – December 31, 2020	9,487,000	$949	$24,051	$(5,000)	$20,000

(1)

On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding, resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5 and 8).

(2)	This number includes up to 1,237,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

NORTH ATLANTIC ACQUISITION CORP.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM October 14, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	5,000
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	—

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor under promissory note	$175,069
Deferred offering costs included in accrued expenses	$175,384
Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

NORTH ATLANTIC ACQUISITION CORP.

NOTES TO FINANCIAL STATEENTS
DECEMBER 31, 2020

Note 1 — Organization and Business Operations

Organization and General

North Atlantic Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on October 14, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is NAAC Sponsor LP, a Delaware LP (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated its IPO of 37,950,000 units (“Units”), including 4,950,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $379,500,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of 7,126,667 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $10,690,000.

Transaction costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs.

Trust Account

Following the closing of the IPO on January 26, 2021, $379,500,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes).

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less tax payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $0 in cash. Upon closing of the IPO on January 26, 2021, the Company had approximately $1,728,079 in its operating bank account, and working capital of approximately $2,652,142.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $175,069 (see Note 5). The promissory note from the Sponsor was outstanding in the amount of $175,069 as of January 26, 2021, the date of the IPO. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the IPO and that were charged to shareholder’s equity upon the completion of the IPO. Accordingly, as of January 26, 2021, offering costs in the aggregate of $21,328,541 have been charged to shareholders’ equity (consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 14, 2020 (inception) to December 31, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 1,237,500 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the ”COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 33,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Simultaneously with the closing of the IPO, the underwriters elected to exercise their full over-allotment option of 4,950,000 Units at a purchase price of $10.00 per Unit.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the closing of the exercise of the over-allotment option, the Sponsor purchased an aggregate of 7,126,667 warrants at a price of $1.50 per warrant, for an aggregate purchase price of $10,690,000 in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

The Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by the sponsor and any public shares purchased during or after the Proposed Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 4, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 8). Up to 1,237,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on January 26, 2021, the 1,237,500 Founder Shares were no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination; or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Forward Purchase Contract

The Company’s sponsor (or its designees) has agreed to enter into a contingent forward purchase contract with the Company, to purchase up to 10,000,000 units for $10.00 each, in a private placement to occur concurrently with the closing of the initial Business Combination, for an aggregate purchase price of up to $100,000,000. The contingent forward purchase units and their component securities would be identical to the units sold in the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial Business Combination.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2020, the Company had borrowed $175,069 under the Promissory Note As of the closing of the IPO, $175,069 was outstanding.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. At December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to an additional 4,950,000 units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on January 26, 2021, the underwriters fully exercised the over-allotment option to purchase 4,950,000 Units, generating an aggregate of gross proceeds of $49,500,000.

On January 26, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, $7,590,000 in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 7 — Shareholder’s Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were no Class A ordinary shares issued or outstanding,

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the share dividend described in Note 5, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at January 26, 2021.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Warrants— No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s sponsors or their affiliate, without taking into account any founder shares held by the Company’s sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and

•	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (which the Company refers to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);

•	if, and only if, the Reference Value (as defined above under “Redemptions for warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and

•	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 21, 2021, between the Company and Wells Fargo Securities, LLC and BTIG, LLC, as representatives of the underwriters. (3)
3.1	Memorandum and Articles of Association (1)
3.2	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (1)
4.3	Specimen Ordinary Share Certificate. (1)
4.4	Specimen Warrant Certificate. (1)
4.5	Description of Registered Securities.*
10.1	Investment Management Trust Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.2	Registration Rights Agreement, dated January 21, 2021, between the Company, the Sponsor and certain securityholders. (3)
10.3	Private Placement Warrants Purchase Agreement, dated January 21, 2021, between the Company and the Sponsor. (3)
10.4	Letter Agreement, dated January 21, 2021, among the Company, the Sponsor and each of the officers and directors of the Company. (3)
10.5	Administrative Services Agreement, dated January 21, 2021, between the Company and the Sponsor. (3)
10.6	Forward Purchase Contract, dated January 21, 2021, between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (1)
10.8	Promissory Note Issued November 10, 2020 to NAAC Sponsor LP. (1)
10.9	Securities Purchase Agreement dated November 10, 2020 between the Company and NAAC Sponsor LP. (1)
14.1	Form of Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 4, 2021 (File No. 333-251887).

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 14, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021

	By:	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary Quin	Chief Executive Officer and Director	March 31, 2021
Gary Quin	(Principal Executive Officer)

/s/ Mark Keating	Chief Financial Officer	March 31, 2021
Mark Keating	(Principal Financial and Accounting Officer)

/s/ Andrew Morgan	Chairman of the Board	March 31, 2021
Andrew Morgan

/s/ Patrick Doran	President and Director	March 31, 2021
Patrick Doran

/s/ Dimitri Panayotopoulos	Director	March 31, 2021
Dimitri Panayotopoulos

/s/ Tamara Sakovska	Director	March 31, 2021
Tamara Sakovska