Form 10-Q
period 2021-03-31
North Atlantic Acquisition Corp
filed 2021-05-25
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	NAACU	The NASDAQ Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	NAAC	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	NAACW	The NASDAQ Stock Market LLC

As of May 24, 2021, there were 37,950,000 shares of the Company’s Class A ordinary shares , par value $0.0001(the "Class A Shares") and 9,487,500 of the Company's Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

NORTH ATLANTIC ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

NORTH ATLANTIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$1,388,459	$—
Prepaid expenses	1,049,109	—
Deferred offering costs	—	375,453
Total current assets	2,437,568	375,453
Marketable securities held in Trust Account	379,542,703	—
Total Assets	$381,980,271	$375,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$60,632	$180,384
Due to related party	21,613	—
Promissory note - related party	—	175,069
Total current liabilities	82,245	355,453
Forward Purchase Agreement liability	2,139,943	—
Warrant liability	12,165,199	—
Deferred underwriting discount	13,282,500	—
Total liabilities	27,669,887	355,453

Commitments and Contingencies(8)
Class A ordinary shares subject to possible redemption, 34,931,038 shares and 0 shares at redemption value, respectively	349,310,380	—

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,018,962 shares and 0 shares issued and outstanding (excluding 34,931,038 shares and 0 shares subject to possible redemption) at March 31, 2020 and December 31, 2020, respectively	302	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares and 9,487,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	949	949
Additional paid-in capital	—	24,051
Retained earnings ( accumulated deficit)	4,998,753	(5,000)
Total shareholders’ equity	5,000,004	20,000
Total Liabilities and Shareholders’ Equity	$381,980,271	$375,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
Formation and operating costs	$308,636
Loss from operations	(308,636)

Other income (expense)
Warrant issuance costs	(858,197)
Change in fair value of Forward Purchase Agreement	1,991,274
Change in fair value of warrants	11,937,300
Trust interest income	42,703
Total other expense	13,113,080

Net Income	$12,804,444

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	24,161,219
Basic and diluted net income per share	$—

Basic and diluted weighted average shares outstanding, ordinary share	12,312,948
Basic and diluted net income per share	$1.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Sale of 37,950,000 Units on January 26, 2021 through public offering	37,950,000	3,795	—	—	379,496,205	—	379,500,000

Sale of 7,126,667 Private Placement Warrants on January 26, 2021	—	—	—	—	10,690,000	—	10,690,000

Underwriting fee	—	—	—	—	—	(7,590,000)	(7,590,000)

Deferred underwriting fee	—	—	—	—	(13,282,500)	—	(13,282,500)

Offering costs charged to the shareholders’ equity	—	—	—	—	(245,350)	(210,691)	(456,041)

Initial classification of warrant liability	—	—	—	—	(24,102,499)	—	(24,102,499)

Reclassification of offering costs related to warrants	—	—	—	—	858,197	—	858,197

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	12,804,444	12,804,444

Change in Class A ordinary shares subject to possible redemption	(34,931,038)	(3,493)	—	—	(349,306,887)	—	(349,310,380)

Balance as of March 31, 2021	3,018,962	$302	9,487,500	$949	$—	$4,998,753	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2021
Cash flows from Operating Activities:
Net income	$12,804,444
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,703)
Change in fair value of forward purchase agreement	(1,991,274)
Change in fair value of warrants	(11,937,300)
Warrant issuance costs	858,197
Changes in current assets and current liabilities:
Prepaid expenses	(1,049,109)
Accrued offering costs and expenses	255,701
Due to related party	21,613
Net cash used in operating activities	(1,080,431)

Cash Flows from Investing Activities:
Investment held in Trust Account	(379,500,000)
Net cash used in investing activities	(379,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	371,910,000
Proceeds from private placement	10,690,000
Payment of promissory note to related party	(175,069)
Payments of offering costs	(456,041)
Net cash provided by financing activities	381,968,890

Net change in cash	1,388,459
Cash, beginning of the period	—
Cash, end of the period	$1,388,459

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$13,282,500
Initial value of Class A ordinary shares subject to possible redemption	$339,767,140
Change in value of Class A ordinary shares subject to possible redemption	$9,543,240
Initial classification of forward purchase agreement liability	$4,131,217
Initial classification of warrant liability	$24,102,499

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

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

The Company’s sponsor is NAAC Sponsor LP, a Delaware LP (the “Sponsor”).

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,466,667 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant which is discussed in Note 4.

Simultaneously with the closing of the IPO, the underwriters elected to exercise its full 4,950,000 Public Units over-allotment option which, at $10.00 per Unit, generated gross proceeds of $49,500,000. The Company, in parallel, consummated the private placement of an additional 660,000 Private Warrants at a price of $1.50 per Private Warrant, which generated total additional gross proceeds of $990,000.

Transaction costs of the IPO amounted to $21,328,541, consisting of $7,284,601 of underwriting discount, $12,748,052 of deferred underwriting discount, and $437,691 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants and forward purchase units was expensed while the remaining $20,470,344 was classified as equity.

Trust Account

Following the closing of the IPO on January 26, 2021, $379,500,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities,  with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from the closing of the Proposed Public Offering, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Proposed Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $2.4 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $175,069. The promissory note from the Sponsor was paid in full on March 3, 2021.Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in February, 2021, the Company’s previously issued balance sheet as of January 26, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 1, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants and contingent Forward Purchase Agreement Units were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and contingent Forward Purchase Agreement Units, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants and contingent Forward Purchase Agreement Units issued on February 1, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants and Forward Purchase Units should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

The Company’s accounting for the warrants and contingent Forward Purchase Agreement Units as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

Impact of the Restatement

The impact to the balance sheet dated January 26, 2021, filed on Form 8-K on February 1, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in an approximate amount of $28 million increase to the warrant liability line item on January 26, 2021 and offsetting decrease to the Class A ordinary shares subject to redemption mezzanine equity line item. There is a change of $1 to total stockholders' equity at any reported balance sheet date.

Audited Balance sheet as of
January 26, 2021
	As Reported	Adjustment	As Adjusted	Percent
Forward Purchase Agreement Liabilities	—	4,131,217	4,131,217	100.0%
Warrant Liabilities	—	24,102,499	24,102,499	100.0%
Total Liabilities	13,503,864	28,233,717	41,737,581	67.7%
Shares Subject to Redemption	363,869,640	(28,233,717)	335,635,923	(8.4)%
Class A Ordinary Shares	156	241	397	60.7%
Class B Ordinary Shares	949	—	949	0.00%
Additional Paid in Capital	5,015,714	(3,273,020)	1,742,454	187.8%
(Accumulated Deficit)	(16,817)	16,817	—	100.0%
Retained Earnings	—	(858,197)	(858,197)	100.0%
Total Shareholders' Equity	5,000,002	4	5,000,006	0.00%

Number of shares subject to redemption	36,386,964	(2,823,372)	33,563,592	(8.4)%

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 1, 2021 and January 25, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Trust interest income” line item in the statements of operations. Trust interest income is recognized when earned.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s warrant and contingent forward purchase unit liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability and contingent forward purchase unit is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,776,667 shares of ordinary share in the aggregate.

The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended
March 31, 2021
Class A Ordinary share subject to possible redemption
Numerator: net income allocable to Class A ordinary share subject to possible redemption	$—
Interest income on marketable securities held in trust	39,304
Less: interest available to be withdrawn for payment of taxes	(39,304)
Net income allocable to Class A ordinary share subject to possible redemption	$—
Denominator: weighted average redeemable Class A ordinary share
Redeemable Class A ordinary share, basic and diluted	24,161,219
Basic and diluted net income per share, redeemable ordinary share	$—

Non-Redeemable Ordinary share
Numerator: net income minus redeemable net earnings
Net income	$12,804,444
Redeemable net earnings	—
Non-redeemable net income	$12,804,444
Denominator: weighted average non-redeemable ordinary share
Basic and diluted weighted average shares outstanding, ordinary share	12,312,948
Basic and diluted net income per share, ordinary share	$1.04

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity. Accordingly, as of March 31, 2021, offering costs in the aggregate of $20,470,344 have been charged to shareholders’ equity (consisting of $7,284,601 of underwriting discount, $12,748,052 of deferred underwriting discount, and $437,691 of other offering costs) and $858,197 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, private warrants and contingent forward purchase warrants, are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 7).

Forward Purchase Agreement Liabilities

The contingent forward purchase units and their component securities would be identical to the units issued at the close of the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus. The Company accounts for the forward purchase units and their component securities as either equity-classified or liability-classified instruments under the Company’s Derivative Financial Instrument policy.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, incomes taxes are not reflected in the Company's financial statements. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Public Warrants

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (which the Company refers to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	if, and only if, the Reference Value (as defined above under “Redemptions for warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

Note 5 — Private Placement

Simultaneously with the closing of the IPO and the closing of the exercise of the over-allotment option, the Sponsor purchased an aggregate of 7,126,667 warrants at a price of $1.50 per warrant, for an aggregate purchase price of $10,690,000 in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

The Private Placement Warrants are identical to the warrants sold in the Proposed Public Offering except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

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

Note 6 — Related Party Transactions

Founder Shares

On November 4, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 21, 2021, the Company effected a stock dividend of 0.1 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 1,237,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on January 26, 2021, the 1,237,500 Founder Shares were no longer subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination; or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Forward Purchase Agreement

The Company’s sponsor (or its designees) has agreed to enter into a contingent forward purchase agreement with the Company, to purchase up to 10,000,000 units for $10.00 each, in a private placement to occur concurrently with the closing of the initial Business Combination, for an aggregate purchase price of up to $100,000,000. The contingent forward purchase units and their component securities would be identical to the units being sold in this offering, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of contingent forward purchase units may be used as part of the consideration to the sellers in the initial Business Combination.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of January 26, 2021, the Company had drawn down $175,069 under the promissory note. The promissory note from the Sponsor was paid in full on March 3, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to  $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company recorded $21,613 of administrative service fees. As of March 31, 2021, the amount due to the Sponsor is $21,613.

Note 7 — Recurring Fair Value Measurements

Cash and Securities Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $360 in U.S. Money Market and $379,542,343 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying	Gross	Gross	Fair Value
	Value/Amortized	Unrealized	Unrealized	as of
	Cost	Gains	Losses	March 31, 2021
U.S. Money Market	$360	$—	$—	$360
U.S. Treasury Securities	379,542,343	15,861	—	379,558,204
	$379,542,703	$15,861	$—	$379,558,564

Warrant Liability

As of March 31, 2021, the Company had 12,650,000 Public Warrants and 7,126,667 Private Warrants outstanding. The Company’s warrants liability was valued at $12,165,199. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	360	360
U.S. Treasury Securities held in Trust Account	$379,542,343	$379,542,343	$—	$—
	$379,542,703	$379,542,703	$—	$—
Liabilities:
Forward Purchase Agreement Liability	$2,139,943			2,139,943
Warrant Liability	$12,165,199	$—	$—	$12,165,199
	$14,305,142	$—	$—	$14,305,142

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on an estimated average expected volatility of a sample of similar companies in terms of industry, stage of life cycle, size, and financial leverage with a time varying volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company determined the forward purchase agreement units are equivalent to the value of the warrant coverage; therefore, the private warrants fair value was used to determine the fair value of the FPA units at issuance and at March 31, 2021.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	March 31,	January 26,
	2021	2021
Stock price	$9.95	$9.60
Strike price	$11.50	$11.50
Term (in years)	6.13	6.30
Volatility	13.4%	24.1%
Risk-free rate	1.19%	0.63%
Dividend yield	0.0%	0.0%

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to an additional 4,500,000 units to cover over-allotments, if any. at $10.00 per Unit. Simultaneously with the closing of the IPO on January 26, 2021, the underwriters fully exercised the over-allotment option to purchase 4,950,000 Units, generating an aggregate of gross proceeds of  $49,500,000.

On January 26, 2021, the Company paid a fixed underwriting discount of  $0.20 per Unit, $7,590,000 in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 9 — Shareholder's Equity

Preferred shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue  200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,018,962 and 0 shares of Class A ordinary shares issued or outstanding, excluding 34,931,038 and 0 shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the share dividend, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at March 31, 2021 and December 31, 2020.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, except as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer North Atlantic Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2021, we had net income of $12,804,444, which consisted of interest income on marketable securities held in the trust account of $42,703 offset by operating costs of $308,636, unrealized gain on the change in fair value of warrants of $11,937,300, unrealized gain on the change in fair value of the forward purchase agreement of $1,991,274, allocation of offering costs associated with warrant issuance and contingent forward purchase units of $858,197, and a provision for income taxes of $0.00.

Liquidity and Capital Resources

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

As of March 31, 2021, we have available to us $1,388,459 of cash on our balance sheet and a working capital (deficit) of $2,355,323. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our December 31, 2020 financial statements.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and restated our January 26, 2021 financial statements to reclassify the Company’s warrant. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our January 26, 2021 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated January 21, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH ATLANTIC ACQUISITION CORP.

Date: May 24, 2021	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)