Form 10-Q
period 2021-06-30
North Atlantic Acquisition Corp
filed 2021-08-16
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 37,950,000 shares of the Company’s Class A ordinary shares , par value $0.0001(the “Class A Shares”) and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

NORTH ATLANTIC ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,276,476	$—
Prepaid expenses	587,856	—
Deferred Offering Cost	—	375,453
Total current assets	1,864,332	375,453
Prepaid expense – non-current	318,395
Marketable securities held in Trust Account	379,568,913	—
Total Assets	381,751,640	375,453

Liabilities and Shareholder’s Equity
Current Liabilities:
Accrued offering costs and expenses	$1,751,833	$180,384
Due to related party	51,613	—
Promissory note - related party	—	175,069
Total current liabilities	1,803,446	355,453
Forward Purchase Agreement liability	3,505,007	—
Warrant liability	20,649,706	—
Deferred underwriting discount	13,282,500	—
Total liabilities	39,240,659	355,453

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 33,751,098 shares and 0 shares at redemption value, respectively	337,510,980	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,198,902 shares and 0 shares issued and outstanding (excluding 33,751,098 shares and 0 shares subject to possible redemption) at June 30, 2020 and December 31, 2020, respectively	420	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	949	949
Additional paid-in capital	11,799,282	24,051
Retainer earnings ( accumulated deficit)	(6,800,650)	(5,000)
Total shareholders' equity	5,000,001	20,000
Total Liabilities and Shareholders’ Equity	$381,751,640	$375,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Formation and operating costs	$1,976,042	$2,284,678
Loss from operations	(1,976,042)	(2,284,678)

Other income (expense):
Warrant issue costs	—	(858,197)
Change in fair value of Forward Purchase Agreement	(1,365,064)	626,210
Change in fair value of warrants	(8,484,507)	3,452,793
Trust interest income	26,210	68,913
Total other income (expense)	(9,823,361)	3,289,719

Net Income (Loss)	$(11,799,403)	$1,005,041

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	33,751,098	29,575,879
Basic and diluted net income per share	$—	$—
Basic and diluted weighted average shares outstanding, ordinary shares	13,686,402	12,410,239
Basic and diluted net loss per share	$(0.86)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary		Class B Ordinary		Additional	Retained Earnings	Total
	Shares		Shares		Paid-in	(accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Sale of 37,950,000 Units on January 26, 2021 through public offering	37,950,000	3,795	—	—	379,496,205	—	379,500,000

Sale of 7,126,667 Private Placement Warrants on January 26, 2021	—	—	—	—	10,690,000	—	10,690,000

Underwriting fee	—	—	—	—	—	(7,590,000)	(7,590,000)

Deferred underwriting fee	—	—	—	—	(13,282,500)	—	(13,282,500)

Offering costs charged to the shareholders’ equity	—	—	—	—	(245,350)	(210,691)	(456,041)

Initial classification of warrant liability	—	—	—	—	(24,102,499)	—	(24,102,499)

Reclassification of offering costs related to warrants	—	—	—	—	858,197	—	858,197

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	12,804,444	12,804,444

Change in Class A ordinary shares subject to possible redemption	(34,931,038)	(3,493)	—	—	(349,306,887)	—	(349,310,380)

Balance as of March 31, 2021	3,018,962	$302	9,487,500	$949	$—	$4,998,753	$5,000,004

Net loss	—	—	—	—	—	(11,799,403)	(11,799,403)

Change in Class A ordinary shares subject to possible redemption	1,179,940	118	—	—	11,799,282	—	11,799,400

Balance as of June 30, 2021	4,198,902	$420	9,487,500	$949	$11,799,282	$(6,800,650)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended
June 30, 2021
Cash flows from Operating Activities:
Net income	$1,005,041
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(68,913)
Change in fair value of forward purchase agreement	(626,210)
Change in fair value of warrants	(3,452,793)
Warrant issuance costs	858,197
Changes in current assets and current liabilities:
Prepaid expenses	(906,251)
Accrued offering costs and expenses	1,946,902
Due to related party	51,613
Net cash used in operating activities	(1,192,414)

Cash Flows from Investing Activities:
Investment held in Trust Account	(379,500,000)
Net cash used in investing activities	(379,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	371,910,000
Proceeds from private placement	10,690,000
Payment of promissory note to related party	(175,069)
Payments of offering costs	(456,041)
Net cash provided by financing activities	381,968,890

Net change in cash	1,276,476
Cash, beginning of the period	—
Cash, end of the period	$1,276,476

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$13,282,500
Initial value of Class A ordinary shares subject to possible redemption	$349,310,380
Change in value of Class A ordinary shares subject to possible redemption	$(11,799,400)
Initial classification of forward purchase agreement liability	$4,131,217
Initial classification of warrant liability	$24,102,499

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

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

Transaction costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,470,344 was classified as equity.

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

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor and its officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $61 thousand. In August 2021 the Sponsor agreed to loan the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a business combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly; they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2021. The accompanying condensed balance sheet as of December 31, 2020 has been derived from those audited financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, funds held in the Trust Account include $379,568,913 of investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The Company’s Private Placement Warrants and contingent forward purchase unit liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement warrant liability and contingent forward purchase unit is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,776,667 ordinary shares in the aggregate.

The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, net of interest available to be withdrawn for payment of taxes, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A Ordinary share subject to possible redemption
Numerator: net income allocable to Class A ordinary share subject to possible redemption
Interest income on marketable securities held in trust	$21,753	$61,057
Less: interest available to be withdrawn for payment of taxes	$(21,753)	$(61,057)
Net income allocable to Class A ordinary share subject to possible redemption	$—	$—
Denominator: weighted average redeemable Class A ordinary share
Redeemable Class A ordinary share, basic and diluted	33,751,098	29,575,879
Basic and diluted net income per share, redeemable ordinary share	$0.00	$0.00

Non-Redeemable Ordinary share
Numerator: Net Income minus Redeemable Net Earnings
Net income	$(11,799,403)	$1,005,041
Redeemable Net Earnings	$—	$—
Non-redeemable net income	$(11,799,403)	$1,005,041
Denominator: weighted average non-redeemable ordinary share
Basic and diluted weighted average shares outstanding, ordinary share	13,686,402	12,410,239
Basic and diluted net income per share, ordinary share	$(0.86)	$0.08

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrantliabilities are expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity. Accordingly, as of June 30, 2021, offering costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,470,344 was classified as equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of June 30, 2021 (see Note 7).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of January 26, 2021, the Company had drawn down $175,069 under the promissory note. The promissory note from the Sponsor was paid in full on March 3, 2021. Since March 3, 2021 no additional funds have been borrowed under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company recorded $30,000 and $51,613, respectively, of administrative service fees, which are included in formation and operating costs in the accompanying unaudited condensed statements of operations. As of June 30, 2021, the amount due to the Sponsor for these fees is $51,613.

Note 6 — Recurring Fair Value Measurements

At June 30, 2021, the Company’s warrant liability was valued at $20,649,706, and its forward purchase agreement liability was valued at $4,485,479. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the Forward Purchase Agreement units. The fair value of the Private Warrant liability and Forward Purchase Agreement units is classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$379,568,913	$379,568,913	$—	$—
	$379,568,913	379,568,913	$—	$—
Liabilities:
Forward Purchase Agreement Liability	$3,505,007			3,505,007
Public Warrants	13,156,000	13,156,000
Private Placement Warrants	$7,493,706	$—	$—	$7,493,706
	$24,154,713	$13,156,000	$—	$10,998,713

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants and the Forward Purchase Agreement at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants and the Forward Purchase Agreement is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on an estimated average expected volatility of a sample of similar companies in terms of industry, stage of life cycle, size, and financial leverage with a time varying volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units at issuance and at June 30, 2021.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	June 30,	January 26,
	2021	2021
Stock price	$9.72	$9.6
Strike price	$11.50	$11.50
Term (in years)	5.88	6.3
Volatility	23.7%	24.1%
Risk-free rate	1.02%	0.63%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants and FPA classified as Level 3:

Fair value at December 31, 2020	$—
Initial fair value	28,233,716
Public Warrants reclassified to level 1(1)	(7,590,000)
Change in fair value	(9,645,003)
Fair Value at June 30, 2021	$10,998,713

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

Note 7 — Commitments and Contingencies

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

On January 26, 2021, the Company paid a fixed underwriting discount of  $0.20 per Unit, $7,590,000 in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full. Additionally, as reported on the condensed balance sheet as deferred underwriting discount, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $13,282,500 of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 8 — Shareholder’s Equity

Preferred shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,198,902 and 0 shares of Class A ordinary shares issued or outstanding, excluding 33,751,098 and 0 shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the share dividend, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at June 30, 2021 and December 31, 2020.

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

Note 9 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account and will recognize unrealized gains or losses from the changes in the fair values of our Warrants and FPA. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $11,799,403, primarily driven by an unrealized loss on the change in the fair value of our warrants of $8,484,507 and our forward purchase agreement of $1,365,064 and operating costs of $1,976,042 partially offset by interest income on investments in our trust of $26,210.

For the six months ended June 30, 2021, we had net income of $1,005,041, which consisted of interest income on marketable securities held in the trust account of $68,913, an unrealized gain on the change in fair value of warrants of $3,452,793, and an unrealized gain on the change in fair value of the forward purchase agreement of $626,210, partially offset by operating costs of $2,284,678 and allocation of offering costs associated with warrant issuance of $858,197.

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

Following the initial public offering and the sale of the Private Placement Warrants, an aggregate of $379,500,000 ($10.00 per Unit) was held in a Trust Account (“Trust Account”). Transaction costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,470,344 was classified as equity.

As of June 30, 2021, we have available to us $1.3 million of cash on our balance sheet and working capital $61 thousand. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

We have engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including any proceeds from the full or partial exercise of the over-allotment option.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2021, no funds have been borrowed. In August 2021, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of June 30, 2021 (see Note 7).

Forward Purchase Agreement Liabilities

The contingent forward purchase units and their component securities would be identical to the units issued at the close of the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus. We account for the forward purchase units and their component securities as either equity-classified or liability-classified instruments under the Company’s Derivative Financial Instrument policy.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined our public warrants, private warrants and contingent forward purchase warrants, are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and contingent forward purchase units and then the Class A ordinary shares.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement of our January 26, 2021 balance sheet.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and FPA and restated our January 26, 2021 financial statements to reclassify the Company’s warrant from equity to liabilities. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our January 26, 2021 balance sheet had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-Q dated May 25, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants and FPA are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants and FPA issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant and FPA agreements governing our warrants and FPA.

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants and FPA. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and FPA each reporting period and that the amount of such gains or losses could be material.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH ATLANTIC ACQUISITION CORP.

Date: August 16, 2021	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)