Form 10-Q
period 2021-09-30
North Atlantic Acquisition Corp
filed 2021-11-22
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 37,950,000 shares of the Company’s Class A ordinary shares , par value $0.0001(the “Class A Shares”) and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

NORTH ATLANTIC ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,535,759	$—
Prepaid expenses	578,510	—
Deferred offering costs	—	375,453
Total current assets	2,114,269	375,453
Prepaid expenses – non-current	176,199
Marketable securities held in Trust Account	379,578,480	—
Total Assets	$381,868,948	$375,453

Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities:
Accrued offering costs and expenses	$752,592	$180,384
Due to related party	81,613	—
Promissory note - related party	1,199,994	175,069
Total current liabilities	2,034,199	355,453
Forward Purchase Agreement liability	2,541,629	—
Warrant liability	14,921,502	—
Deferred underwriting discount	13,282,500	—
Total liabilities	32,779,830	355,453

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 37,950,000 shares and 0 shares at redemption value, respectively	379,500,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares and 0 shares issued and outstanding (excluding 37,950,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	949	949
Additional paid-in capital	—	24,051
Accumulated deficit	(30,411,831)	(5,000)
Total shareholders' equity (deficit)	(30,410,882)	20,000
Total Liabilities and Shareholders’ Equity (Deficit)	$381,868,948	$375,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Formation and operating costs	$123,013	$2,407,691
Loss from operations	(123,013)	(2,407,691)

Other income (expense):
Warrant issue costs	—	(858,197)
Change in fair value of Forward Purchase Agreement liability	963,378	1,589,588
Change in fair value of warrant liability	5,728,204	9,180,997
Trust interest income	9,568	78,481
Total other income	6,701,150	9,990,869

Net Income	$6,578,137	$7,583,178

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	37,950,000	34,474,725
Basic and diluted net income per Class A ordinary share subject to possible redemption	$0.14	$0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	9,487,500
Basic and diluted net income per Class B ordinary share	$0.14	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,894,001	—	1,894,001

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	12,804,444	12,804,444

Subsequent measurement of Class A shares	—	—	—	—	2,213,165	(37,990,009)	(35,776,844)

Balance as of March 31, 2021 (Restated – see Note 2)	—	$—	9,487,500	$949	$—	$(25,190,565)	$(25,189,616)

Net income	—	—	—	—	—	(11,799,403)	(11,799,403)

Balance as of June 30, 2021 (Restated – see Note 2)	—	$—	9,487,500	$949	$—	$(36,989,968)	$(36,989,019)

Net loss	—	—	—	—	—	6,578,137	6,578,137

Balance as of September 30, 2021	—	$—	9,487,500	$949	$—	$(30,411,831)	$(30,410,882)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended,
September 30, 2021
Cash flows from Operating Activities:
Net income	$7,583,178
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(78,481)
Change in fair value of Forward Purchase Agreement liability	(1,589,588)
Change in fair value of warrant liability	(9,180,997)
Warrant issuance costs	858,197
Changes in current assets and current liabilities:
Prepaid expenses	(754,709)
Accrued offering costs and expenses	947,662
Due to related party	81,613
Net cash used in operating activities	(2,133,125)

Cash Flows from Investing Activities:
Investment held in Trust Account	(379,500,000)
Net cash used in investing activities	(379,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	371,910,000
Proceeds from private placement	10,690,000
Proceeds from issuance of promissory note	1,199,994
Payment of promissory note to related party	(175,069)
Payments of offering costs	(456,041)
Net cash provided by financing activities	383,168,884

Net change in cash	1,535,759
Cash, beginning of the period	—
Cash, end of the period	$1,535,759

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital	$13,282,500
Initial value of Class A ordinary shares subject to possible redemption	$343,723,156
Accretion of Class A ordinary shares to redemption value	$35,776,844
Initial classification of forward purchase agreement liability	$4,131,217
Initial classification of warrant liability	$24,102,499

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTH ATLANTIC ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,466,667 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant which is discussed in Note 5.

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

Transaction costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,470,344 was initially classified as a reduction of shareholders’ equity.

Trust Account

Following the closing of the IPO on January 26, 2021, $379,500,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities,  with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $80 thousand. In August 2021, the Sponsor agreed to loan the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a business combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), and the loan under an unsecured promissory note from the Sponsor of $175,069. The promissory note from the Sponsor was paid in full on March 3, 2021.Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and borrowings of $1,199,994 under a promissory note issued August 6, 2021 (see note 6).

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

Note 2 — Restatement Of Previously Issued Financial Statements

In certain of the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so the Company believed that it was appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

In light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity.  As such the Company is restating those periods in this Quarterly Report. There has been no change in the Company’s total assets, liabilities or operating results.

Impact of the restatement:

The impact to the financial statements as of January 26, 2021, March 31, 2021 and June 30, 2021 is presented below:

	As Reported	Restatement	As Restated
Audited Balance Sheet
as of January 26, 2021
Ordinary shares subject to possible redemption ($)	$335,635,923	$43,864,077	$379,500,000

Ordinary shares Class A, $0.0001 par value	$397	$(397)	$—
Ordinary shares Class B, $0.0001 par value	949	—	949
Additional Paid in Capital	1,742,454	(1,742,454)	—
Accumulated deficit	(858,197)	(38,006,826)	(38,865,023)
Total shareholders' equity/(deficit)	$5,000,006	$(43,864,080)	$(38,864,074)

Number of shares subject to redemption	33,563,592	4,386,408	37,950,000

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet
as of March 31, 2021
as adjusted for Temporary Equity related to Public Shares
Ordinary shares subject to possible redemption ($)	$349,310,380	$30,189,620	$379,500,000

Ordinary shares Class A, $0.0001 par value	$302	$(302)	$—
Ordinary shares Class B, $0.0001 par value	949	—	949
Additional Paid in Capital	—	—
Accumulated deficit	4,998,753	(30,189,318)	(25,190,565)
Total shareholders' equity/(deficit)	$5,000,004	$(30,189,620)	$(25,189,616)

Number of shares subject to redemption	34,931,038	3,018,962	37,950,000

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’
Equity as of March 31, 2021
Sale of 37,950,000 Units on January 26, 2021 through public offering	$379,500,000	$(379,500,000)	$—
Changes in Class A ordinary shares subject to possible redemption,	$349,310,380	$(349,310,380)	$—
Subsequent measurement of Class A shares	$—	$(35,776,844)	$(35,776,844)
Shareholders’ equity	$5,000,004	$(30,189,620)	$(25,189,616)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows For the three
months ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares
Non-Cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$339,767,140	$39,732,860	$379,500,000
Change in Class A ordinary shares subject to possible redemption - APIC	$9,543,240	$(9,543,250)	$—

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended
March 31, 2021
Net income available to redeemable shares	$—	$9,475,289	$9,475,289
Net income available to non-redeemable shares	$12,804,444	$(9,475,289)	$3,329,155
Basic and diluted weighted average shares, redeemable shares	24,161,219	3,247,114	27,408,335
Basic and diluted net income per share, redeemable shares	$—	$0.35	$0.35
Basic and diluted weighted average shares, non-redeemable shares	12,312,948	(2,825,448)	9,487,500
Basic and diluted net income per share, non-redeemable shares	$1.04	$(0.69)	$0.35

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet
as of June 30, 2021
as adjusted for Temporary Equity related to Public Shares
Ordinary shares subject to possible redemption ($)	$337,510,980	$41,989,020	$379,500,000

Ordinary shares Class A, $0.0001 par value	$420	$(420)	$—
Ordinary shares Class B, $0.0001 par value	949	—	949
Additional Paid in Capital	11,799,282	(11,799,282)	—
Accumulated deficit	(6,800,650)	(30,189,318)	(36,989,968)
Total shareholders' equity/(deficit)	$5,000,001	$(41,989,020)	$(36,989,019)

Number of shares subject to redemption	33,751,098	4,198,902	37,950,000

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’
Equity as of June 30, 2021
Changes in Class A ordinary shares subject to possible redemption,	$11,799,400	$(11,799,400)	$—
Shareholders’ equity	$5,000,001	$(41,989,020)	$(36,989,019)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows For the six
months ended June 30, 2021
Non-Cash investing and financing activities
Initial value of Class A ordinary shares subject to possible redemption	$349,310,380	$30,189,620	$379,500,000
Change in Class A ordinary shares subject to possible redemption - APIC	$(11,799,400)	$11,799,400	$—

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended
June 30, 2021
Net income available to redeemable shares	$—	$(9,439,522)	$(9,439,522)
Net income available to non-redeemable shares	$(11,799,403)	$9,439,522	$(2,359,881)
Basic and diluted weighted average shares, redeemable shares	33,751,098	4,198,902	37,950,000
Basic and diluted net income per share, redeemable shares	$—	$(0.25)	$(0.25)
Basic and diluted weighted average shares, non-redeemable shares	13,686,402	(4,198,902)	9,487,500
Basic and diluted net income per share, non-redeemable shares	$(0.86)	$0.61	$(0.25)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the six months ended
June 30, 2021
Net income available to redeemable shares	$—	$783,932	$783,932
Net income available to non-redeemable shares	$1,005,041	$(783,932)	$221,109
Basic and diluted weighted average shares, redeemable shares	29,575,879	3,132,408	32,708,287
Basic and diluted net income per share, redeemable shares	$—	$0.02	$0.02
Basic and diluted weighted average shares, non-redeemable shares	12,410,239	(2,922,739)	9,487,500
Basic and diluted net income per share, non-redeemable shares	$0.08	$(0.06)	$0.02

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly; they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine month periods  ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability and fair value of the FPA liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, funds held in the Trust Account include $379,578,480 of investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

The Company’s Private Placement Warrants, contingent forward purchase agreement liability and Working Capital Loan Option are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement warrant liability and the contingent forward purchase agreement liability were estimated by using inputs primarily within Level 3 of the fair value hierarchy. See Note 6 for additional information on assets and liabilities measured at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability was estimated by using inputs within Level 1 of the fair value hierarchy. Prior to the commencement of separate trading on the NASDAQ Stock market LLC, the fair value of the Public Warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$379,500,000
Less:
Proceeds allocated to Public Warrants	(15,306,500)
Ordinary share issuance costs	(20,470,344)
Plus:
Remeasurement adjustment of carrying value to redemption value	35,776,844
Ordinary shares subject to possible redemption	$379,500,000

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 19,776,667 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 19,776,667 Class A ordinary shares at $11.50 per share were issued on January 26, 2021. No warrants were exercised during the three or nine months ended September 30, 20201. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,262,510	$1,315,627	$5,914,879	$1,668,299

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	34,474,725	9,487,500
Basic and diluted net income per share	$0.14	$0.14	$0.17	$0.18

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. Accordingly, as of September 30, 2021, offering costs of the IPO amounted to $21,328,541, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $456,041 of other offering costs. Effective on the date of the IPO, $858,197 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,470,344 was initially classified as a reduction equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, private warrants, contingent forward purchase warrants and Working Capital Loans Option are derivative instruments.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of September 30, 2021 (see Note 7).

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

Working Capital Loans Option

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $1,199,994 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (approximately 800,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At September 30, 2021 the value of the Working Capital Loan Option was $0.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting  Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates  the current models that require separation of beneficial conversion and cash conversion features from convertible  instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts  in an entity’s own equity. The new standard also introduces additional  disclosures  for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted  method for all convertible  instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted,  would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company initially sold 33,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 6 — Related Party Transactions

Founder Shares

On November 4, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 9,487,500 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Up to 1,237,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on January 26, 2021, the 1,237,500 Founder Shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

On November 10, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that had been allocated to the payment of offering expenses. As of January 26, 2021, the Company had drawn down $175,069 under the promissory note. The promissory note from the Sponsor was paid in full on March 3, 2021. Since March 3, 2021 no additional funds have been borrowed under this promissory note.

Related Party Loans

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

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At September 30, 2021 the Company owed $1,199,994 under the August 6, 2021 promissory note.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company recorded $30,000 and $97,063, respectively, of administrative service fees, which are included in formation and operating costs in the accompanying unaudited condensed statements of operations. As of September 30, 2021, the amount due to the Sponsor for these fees is $97,063.

Note 7 — Recurring Fair Value Measurements

At September 30, 2021, the Company’s warrant liability was valued at $14,921,502 its forward purchase agreement liability was valued at $2,541,629 and its working capital loan option was valued at $0. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity classification. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

At the August 6, 2021 (the issuance date of the working capital loan option), the Company’s working capital loan option was valued at $37,116. Under the guidance in ASC 815-40 the working capital loan option does not meet the criteria for equity classification. As such, the working capital loan option must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants and working capital loan option are based on valuation models utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the Forward Purchase Agreement units. The inputs used to determine the fair value of the Private Warrant liability, Forward Purchase Agreement units, and working capital loan option are classified within Level 3 of the fair value hierarchy.

On March 15, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability as of September 30, 2021 for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Level 1	Level 2	Level 3
Assets:	$379,578,480	$379,578,480	$—	$—
U.S. Money Market held in Trust Account	$379,578,480	$379,578,480	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$2,541,629	$—	$—	$2,541,629
Working Capital Loan Option	—	—	—	—
Public Warrants	9,487,500	9,487,500	—	—
Private Placement Warrants	5,434,002	—	—	5,434,002
	$17,463,131	$9,487,500	$—	$7,975,631

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants and the Forward Purchase Agreement and a Black Scholes model for the Working Capital Loan Option at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants, the Forward Purchase Agreement and Working Capital Loan Option is determined using Level 3 inputs. Inherent in Monte Carlo and Black Scholes pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on an estimated average expected volatility of a sample of similar companies in terms of industry, stage of life cycle, size, and financial leverage with a time varying volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units at issuance and at September 30, 2021.

The aforementioned warrant liabilities and Working Capital Loan Option are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021, and January 26, 2021 (the initial measurement date of the warrants):

	At	At
	September 30,	January 26,
	2021	2021
Share price	$9.76	$9.60
Strike price	$11.50	$11.50
Term (in years)	5.63	6.3
Volatility	16.0%	24.1%
Risk-free rate	1.09%	0.63%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021, and August 6, 2021 (the initial measurement date of the Working Capital Loan Option):

	At		At
	September 30,		August 6,
	2021		2021
Private placement warrant fair value per warrant	$0.76		$1.20
Weighted term	0.63	years	0.78	years
Conversion price	$1.50		$1.50
Risk-free rate	0.06%		0.08%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants, FPA and Working Capital Loan Option classified as Level 3:

Fair value at December 31, 2020	$—
Initial fair value of the warrants	28,233,716
Initial fair value of the Working Capital Loan Option	37,116
Public Warrants reclassified to level 1(1)	(7,590,000)
Change in fair value	(3,217,701)
Fair Value at September 30, 2021	$17,463,131

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2021.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to an additional 4,500,000 units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on January 26, 2021, the underwriters fully exercised the over-allotment option to purchase 4,950,000 Units, generating an aggregate of gross proceeds of  $49,500,000.

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

Note 9 — Shareholder’s Equity

Preferred shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 0 and 0 shares of Class A ordinary shares issued or outstanding, excluding 37,950,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the Dividend described in Note 6, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at September 30, 2021 and December 31, 2020.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account and will recognize unrealized gains or losses from the changes in the fair values of our Warrants and FPA. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2021, we had net income of $6,578,137, primarily driven by an unrealized gain on the change in the fair value of our warrants of $5,728,204 and our forward purchase agreement of $963,378 and interest income on investments in our trust of $9,568, partially offset by operating costs of $123,013.

For the nine months ended September 30, 2021, we had net income of $7,583,178, which consisted of interest income on investments in our trust of $78,481, an unrealized gain on the change in fair value of warrants of $9,180,997, and an unrealized gain on the change in fair value of the forward purchase agreement of $1,589,588, partially offset by operating costs of $2,407,691, and allocation of offering costs associated with warrant issuance of $858,197.

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

On August 6, 2021, the Sponsor has agreed to loan the us up to $1,500,000 to be used for a portion of our expenses. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At September 30, 2021 we owed $1,199,994 under the August 6, 2021 promissory note.

As of September 30, 2021, we have available to us $1.5 million of cash on our balance sheet and working capital $80 thousand. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2021, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of the our control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

All of the Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of September 30, 2021 (see Note 7).

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

Recent Accounting Standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART - I - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

NORTH ATLANTIC ACQUISITION CORP.

Date: November 19, 2021	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)