Form 10-K
period 2021-12-31
North Atlantic Acquisition Corp
filed 2022-03-16
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39923

NORTH ATLANTIC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 1 567 6959

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	NAACU	The Nasdaq Stock Market LLC

Class A ordinary shares included as part of the units	NAAC	The Nasdaq Stock Market LLC

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of 11.50	NAACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ◻    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ◻

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on The Nasdaq Capital Market was $368,874,000.

As of March 15, 2022, there  were 37,950,000 Class A ordinary shares, par value  $0.0001 per share and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Telesign;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors who became members of our sponsor upon the consummation of our initial public offering and who purchased an aggregate of 39% of the units in our initial public offering;
●	“BTIG” are to BTIG, LLC, a representative of the underwriters in our initial public offering;

●	“Class A ordinary shares” are to the shares of Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“directors” are to our current directors;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” are to the initial public offering of the Company that was consummated on January 26, 2021, pursuant to which we sold 37,950,000 units, at $10.00 per unit, with each unit consisting of one of our public shares and one-third of one of our public warrants;
●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“New Holdco” are to the NAAC Holdco, Inc. a Delaware corporation and wholly owned subsidiary of the Company;
●	“New SPAC” are to the North Atlantic Acquisition, LLC, a Delaware limited liability company;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on January 4, 2021 (File No. 333-251887), as amended
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	”Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to NAAC Sponsor LP, a Delaware limited partnership;
●	“TeleSign” are to Torino Holding Corp., a Delaware corporation;
●	“TeleSign Merger” are to the merger as described in the TeleSign Merger Agreement;
●	“TeleSign Merger Agreement” are to the Business Combination Agreement, dated as of December 16, 2021, by and among the Company, TeleSign, New Holdco, New SPAC (and the other parties thereto and in such capacities as described in “Item 1. Business” below;
●	“trust account” are to the trust account in which an amount of $379,500,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
●	“warrants” are to our public warrants and private placement warrants;
●	“we,” “us,” “company” or “our company” are to North Atlantic Acquisition Corporation, a Cayman Islands exempted company; and
●	“Wells Fargo” are to Wells Fargo Securities, LLC, a representative of the underwriters in our initial public offering.

PART I

Item 1.  Business.

We are a blank check company incorporated in October 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses in Europe or North America, with a primary focus on Europe where we have multiple decades of experience and observed SPAC activity to be underdeveloped. We are focused on effecting an initial business combination with a target that operates in one of our core industries: consumer, industrials and telecommunications. We are not, however, required to complete our initial business combination with a business in one of these industries and, as a result, may pursue an initial business combination outside of these industries if we find an alternative opportunity that will result in an attractive return to investors.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by

•Andrew Morgan, our Chairman, who served in executive roles with Diageo plc, one of the largest alcoholic beverage companies in the world;

•Gary Quin, our CEO, who has held numerous senior roles at some of the world’s most prominent financial, corporate and government institutions, including Vice Chairman at Credit Suisse Group AG, CEO of Blackrock Communications Ltd, Senior Advisor to The Blackstone Group Inc., various senior financial roles at Digicel Group Limited, and advisory panel member to the Irish government; and

•Patrick Doran, our President, a successful entrepreneur, executive and operator with a proven track record of value creation in the packaging, logistics and real estate sectors.

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

The TeleSign Merger

This section describes the material provisions of the TeleSign Merger Agreement but does not purport to describe all of the terms thereof. The following summary of the TeleSign Merger is qualified in its entirety by reference to the complete text of the TeleSign Merger Agreement, a copy of which is attached hereto as Exhibit 2.1. Shareholders of the Company and other interested parties are urged to read the TeleSign Merger Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the TeleSign Merger Agreement.

On December 16, 2021, BICS SA, a Belgian limited liability company (“Seller”), TeleSign, the Company, New SPAC, and New Holdco, entered into the TeleSign Merger Agreement, pursuant to which, and subject to the terms and conditions contained therein, the business combination of TeleSign, New Holdco, New SPAC and the Company (“the TeleSign Merger”) will be effected. The terms of the TeleSign Merger Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the TeleSign Merger, are summarized below. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the TeleSign Merger Agreement.

The TeleSign Merger will be effected in two steps: (a) on the closing date, the Company will reincorporate to the State of Delaware by merging with and into New SPAC, with New SPAC surviving such merger as a wholly-owned subsidiary of New Holdco, and (b) immediately following such merger, New Holdco and Seller will consummate the Share Acquisition, whereby Seller has agreed to sell to New Holdco all of the issued and outstanding shares of TeleSign (the “Purchased Shares”), and New Holdco has agreed to acquire such Purchased Shares from Seller, in exchange for (i) the Cash Consideration and (ii) New Holdco Common Stock issued to the Seller in the quantity equal to (a) (I) the Company Equity Value minus (II) the product of (A) ten dollars ($10.00) multiplied by (B) the number of the Company Founders Shares forfeited pursuant to the provisions of the Transaction Support Agreement minus (III) Company Transaction Expenses minus (IV) the Company Transaction Expenses, divided by (b) ten (10). In connection with such transactions, the Company will be renamed TeleSign, Inc.

A copy of the TeleSign Merger Agreement is filed with this Report on Form 10-K as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the TeleSign Merger Agreement is qualified in its entirety by reference thereto.

Representations and Warranties

The TeleSign Merger Agreement contains representations and warranties of the parties thereto that are customary for transactions of this type, including representations and warranties relating to (a) entity organization, formation and authority, (b) capital structure, (c) authorization to enter into the TeleSign Merger Agreement, (d) legal compliance and approvals, (e) financial statements and liabilities, (f) absence of changes, (g) litigation, (h) employee matters, (i) real property, (j) taxes, (k) intellectual property, privacy and data protection, (l) material contracts, (m) transactions with affiliates, and (n) in the case of the Company only, (i) its public filings, (ii) the Private Placements (as defined below) and (iii) its trust account.

The TeleSign Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the TeleSign Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the TeleSign Merger Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision.

No Survival

None of the representations, warranties, covenants, obligations or other agreements in the TeleSign Merger Agreement or in any certificate, statement or instrument delivered pursuant to the TeleSign Merger Agreement, including any rights arising out of any breach of such representations, warranties, covenants, obligations, agreements and other provisions, shall survive the closing and all such representations, warranties, covenants, obligations or other agreements shall terminate and expire upon the occurrence of the closing (and there shall be no liability after the closing in respect thereof), except for those covenants and agreements contained therein that by their terms expressly apply in whole or in part after the closing and then only with respect to any breaches occurring after the closing.

Conditions to Consummation of the TeleSign Merger Agreement

General Conditions

The consummation of the TeleSign Merger is conditioned upon, among other things, (a) receipt of the Company’s shareholder approval, (b) the Company having at least $5,000,001 of net tangible assets as described under the terms of the TeleSign Merger Agreement, (c) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (d) receipt of NSIA Approval and PRC National Security Approval, and (e) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the TeleSign Merger.

TeleSign’s Conditions to Closing

The obligations of TeleSign to consummate the TeleSign Merger also are conditioned upon, among other things, (a) customary closing conditions, including, without limitation, the Company’s delivery of certain agreements, (b) the aggregate cash proceeds from the Company’s trust account, together with the proceeds from the Private Placements, equaling no less than $200,000,000 (after deducting any amounts paid to the Company’s shareholders that exercise their redemption rights in connection with the TeleSign Merger and any unpaid transaction expenses incurred or subject to reimbursement by the Company or TeleSign), and (c) no the Company material adverse event having occurred.

The Company’s Conditions to Closing

The obligations of the Company to consummate the TeleSign Merger are also conditioned upon, among other things, customary closing conditions, including, without limitation, TeleSign’s delivery of certain agreements and no TeleSign material adverse event having occurred.

Termination

The TeleSign Merger Agreement allows the parties to terminate the TeleSign Merger Agreement if certain customary conditions described in the TeleSign Merger Agreement are not satisfied, including, without limitation, each party’s right to terminate, subject to certain limited exceptions, if the TeleSign Merger is not consummated by June 30, 2022.

If the TeleSign Merger Agreement is validly terminated, none of the parties to the TeleSign Merger Agreement will have any liability or any further obligation under the TeleSign Merger Agreement, except as set forth in Article 10 of the TeleSign Merger Agreement, or in the case of termination subsequent to a willful and material breach of the TeleSign Merger Agreement by a party thereto or in the case of fraud.

TeleSign Merger Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the TeleSign Merger Agreement (the “Ancillary Agreements”), but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the Ancillary Agreements, copies of each of which are attached hereto as exhibits to this Report. Shareholders and other interested parties are urged to read such Ancillary Agreements in their entirety.

Transaction Support Agreement

Concurrently with the execution and delivery of the TeleSign Merger Agreement, Seller, TeleSign, the Company, New Holdco, the sponsor and certain other parties affiliated with the sponsor executed and delivered a transaction support agreement (the “Transaction Support Agreement”), pursuant to which the sponsor and certain of its members agreed to support the approval and adoption of the transactions contemplated by the TeleSign Merger Agreement, including agreeing to vote all the Company ordinary shares owned by it in favor of the TeleSign Merger, to waive the anti-dilution provisions set forth in Sections 17.3-17.6 of the Company’s Amended and Restated Articles of Association, and to execute and deliver any further document, agreement or instrument of assignment, transfer or conveyance as necessary to effectuate the purposes thereof and as may be reasonably requested in writing by another party thereto.

In addition, the sponsor agreed that, in the event that the shareholder redemption amount is greater than 50%, the sponsor shall transfer to the Company, for no consideration, the number of founder shares equal to such redemption percentage, minus 50%, multiplied by 3,795,000, subject to a maximum of 948,750 founder shares. The sponsor further agreed to transfer to the Company, for no consideration, 948,750 founder shares.

The foregoing description of the Transaction Support Agreement is qualified in its entirety by reference to the full text of the form of the Transaction Support Agreement, the form of which is included as Exhibit 10.10 to this , and incorporated herein by reference.

Amended and Restated Registration Rights Agreement

At the closing of the TeleSign Merger, the Company, the sponsor and certain shareholders of the Company will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the parties thereto will be granted certain customary registration rights.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of the Registration Rights Agreement, the form of which is included as Exhibit 10.11 to this Report, and incorporated herein by reference.

Subscription Agreements

In connection with the execution of the TeleSign Merger Agreement, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that New Holdco will sell to the PIPE Investors, an aggregate of 11,698,750 shares of New Holdco Common Stock (the “PIPE Shares”) in a private placement or placements (the “Private Placements”) for an aggregate purchase price of $107,500,000.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements will take place substantially concurrently with the closing of the TeleSign Merger and is contingent upon customary closing conditions. The purpose of the Private Placements is to raise additional capital for use by the post-combination company following the closing of the TeleSign Merger.

The foregoing description of the Subscription Agreements is qualified in its entirety by reference to the full text of the Subscription Agreements, the form of which is included as Exhibit 10.12 to this Report, and incorporated herein by reference.

Stockholders Agreement

At the closing of the TeleSign Merger, New Holdco, Seller, the sponsor and one of the PIPE Investors will enter into a stockholders agreement (the “Stockholders Agreement”), pursuant to which, among other things, for 36 months following the closing of the TeleSign Merger, the board of directors of New Holdco shall consist of eight members, including the chief executive officer of Holdco, five individuals designated by Seller in its sole discretion, three of which will be independent directors, one individual designated by the sponsor in its sole discretion, and one individual designated by such PIPE Investor in its sole discretion, and that the parties thereto will not take any action to remove another party’s designee, and each party will be entitled to replace any vacancy arising in relation to a director previously designated by such party, for the periods of time specified for such party therein.

The foregoing description of the Stockholders Agreement is qualified in its entirety by reference to the full text of the Stockholders Agreement, the form of which is included as Exhibit 10.13 to this Report, and incorporated herein by reference.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that has an enterprise value in the range of $1 billion to $2 billion, as seen with the TeleSign Merger. Since the consummation of our initial public offering, we have aimed to acquire a company that operates in Europe or North America, with a primary focus on Europe, in the consumer, industrials or telecommunications industries; however, we may choose a target outside of these geographies or sectors. We do not currently expect to consider businesses that operate in the oil & gas and pharmaceutical sectors. As the purchase price may exceed the net amount available from the trust account, we may be required to seek additional financing to complete the initial business combination.

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

Acquisition Criteria

Consistent with our business strategy, we have looked and will continue to look to identify companies that have compelling growth potential and a combination of the below characteristics, such as TeleSign. We have used these criteria and guidelines in evaluating initial business combination opportunities such as the TeleSign Merger, but we may decide to enter into our initial business combination with a target that only meets some, but not all of the following criteria.

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the SEC.

In evaluating a prospective target business , such as the TeleSign Merger, we have been and will continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

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

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of TeleSign was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team has provided us important sources of investment opportunities, such as the TeleSign Merger. In addition, target business combination candidates (such as TeleSign) have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

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

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, Gary Quin, our CEO and a director, may have a conflict of interest with respect to evaluating the Telesign Merger due to the fact he will be retained as director of Telesign after the Telesign Merger.

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

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts have materially affected or will materially affect our ability to complete our initial business combination, such as the TeleSign Merger.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, like TeleSign. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “The TeleSign Merger” above for more information regarding such exchange in the TeleSign Merger. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the TeleSign Merger, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds available for a business combination in the amount of $466,305,690 (as of December 31, 2021), including $13,282,500 of deferred underwriting fees, plus the proceeds from the up to $100,000,000 contingent forward purchase contract to purchase up to 10,000,000 units, we offer a target business, such as TeleSign, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. See “The TeleSign Merger” above for more information on the PIPE Investors.

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

See “The TeleSign Merger” above for more information on the financing and Ancillary Agreements of the TeleSign Merger.

Sources of Target Businesses

Target business candidates, such as TeleSign, have been brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report, and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We may pay our sponsor, or any entity or person with which it is affiliated, an advisory fee, consulting fee or other compensation in connection with identifying or investigating potential business targets and completing our initial business combination in an amount that is customary for comparable transactions, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals or entities will be reimbursed for reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and evaluating potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor or its affiliates for such services and will determine which expenses and the amount of expenses that will be reimbursed. In addition since the consummation of our initial public offering, we have paid our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the TeleSign management team, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the TeleSign Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including Gary Quin, our chief executive officer and director, who will be appointed to serve on the board of the surviving company, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, such as the TeleSign Merger, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of the date of this Report, the amount in the trust account is approximately $10.00per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and applies whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 66% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as TeleSign, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers: Patrick Doran, Mark Keating and Gary Quin. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, such as TeleSign, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;
●	the proposed business combination with TeleSign may disrupt current plans and operations of TeleSign or the Company as a result of the announcement and consummation of the TeleSign Merger.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement filed in connection with our initial public offering, our Annual Report filed on Form 10-K with the SEC on March 31, 2021, and our First and Second Quarterly Reports filed on Form 10-Q with the SEC on May 25, 2021 and August 16, 2021, respectively. See also the Risk Factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that New Holdco will file with the SEC relating to our proposed business combination with TeleSign.

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

(a)Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols NAACU, NAAC and NAACW, respectively. Our units commenced public trading on January 22, 2021, and our public shares and public warrants commenced separate public trading on March 15, 2021.

(b)Holders

On March 15, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Reserved.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 14, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On December 16, 2021, BICS SA, a Belgian limited liability company (“Seller”), TeleSign, the Company, New SPAC, and New Holdco, our wholly owned subsidiary, entered into the TeleSign Merger Agreement, pursuant to which (i) prior to closing, we will merge with and into New SPAC, with New SPAC surviving, and thereby become a Delaware corporation (ii) and immediately following the merger into a Delaware corporation and investments by the PIPE Investors (as defined in the TeleSign Merger Agreement), New Holdco will acquire TeleSign from Seller in exchange for New Holdco stock and cash. The Company will then be renamed TeleSign, Inc. The TeleSign Merger will be consummated subject to the deliverables and provision as further described in the TeleSign Merger Agreement. For more information on the TeleSign Merger and the TeleSign Merger Agreement, see “Item 1. Business.”

On February 21, 2021, concurrently with the execution of the Business Combination Agreement, entered into separate subscription agreements (collectively, the “Subscription Agreements”) with the PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that New Holdco will sell to the PIPE Investors, an aggregate of 11,698,750 shares of New Holdco Common Stock (the “PIPE Shares”) in a private placement or placements (the “Private Placements”) for an aggregate purchase price of $107,500,000. The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements will take place substantially concurrently with the closing of the Business Combination and is contingent upon customary closing conditions. The purpose of the Private Placements is to raise additional capital for use by the post-combination company following the closing of the Business Combination.

Refer to our Current Report on Form 8-K, filed with the SEC on December 17, 2021 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account and will recognize unrealized gains or losses from the changes in the fair values of our Warrants, FPA and Working Capital Loan options. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had net income of $6,668,643, primarily driven by an unrealized gain on the change in the fair value of our warrants of $9,593,945 and our forward purchase agreement of $1,668,542 and interest income on investments in our trust of $88,190, partially offset by operating costs of $2,669,205, share based compensation expense of $1,079,197 and warrant issuance costs of $933,632.

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

Following the initial public offering and the sale of the Private Placement Warrants, an aggregate of $379,500,000 ($10.00 per Unit) was held in a Trust Account (“Trust Account”). Transaction costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was classified as temporary equity.

On August 6, 2021, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of our expenses. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At December 31, 2021 we owed $1,199,994 under the August 6, 2021 promissory note.

As of December 31, 2021, we have available to us approxiamately $1.4 million of cash on our balance sheet and a working capital deficit of approxiamately $6 thousand. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of December 31, 2021, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

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

Critical Accounting Policies and Estimates

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value and subsequently adjusted the redemption book value as of the IPO date for the earnings in the Trust Account. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

Warrant Liabilities

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Our warrants meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date

Share Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company. The interest in the founder shares vests 75% immediately with the remaining 25% vesting upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director(s)’ status as a director terminates, the unvested portion of the interest in the Sponsor is forfeited.

The interest in the founder shares was issued on January 20, 2021. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of January 20, 2021. No consideration was paid for the interest in the founder shares or the transferred interest in the Sponsor.

Forward Purchase Agreement Liabilities

The contingent forward purchase units and their component securities would be identical to the units issued at the close of the IPO, except that the contingent forward purchase units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus.

Our forward purchase units meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering, and searching for a target business, such as TeleSign. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 8.  Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this Report, which are included herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments. We also identified a material weakness in internal controls over financial reporting related to the inability to prepare complete and accurate financial statements in a timely manner in accordance with US GAAP.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weaknesses described elsewhere in this Report.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified material weaknesses in internal controls related to the proper accounting classification of complex financial instruments and inability to prepare complete and accurate financial statements in a timely manner in accordance with US GAAP. In light of the material weaknesses identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.  Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Andrew Morgan	65	Chairman of the Board
Gary Quin	51	Chief Executive Officer and Director
Patrick Doran	56	President and Director
Mark Keating	52	Chief Financial Officer
Dimitri Panayotopoulos	70	Director
Tamara Sakovska	44	Director

Andrew Morgan, Chairman of the Board

Andrew Morgan has served as our Chairman of the Board since inception. Mr. Morgan has 35 years of international consumer packaged goods industry experience and possesses global operating experience. Mr. Morgan spent the majority of his career at Diageo plc, an FTSE top 10 company, where he held a range of leadership positions and played a major role in growing the business and extending the company’s global outreach over his 27 year tenure. In 1987, he joined Guinness — which merged with Grand Metropolitan to create Diageo in 1997 — and has since held a succession of marketing, strategy and executive roles. He served as Head of Strategic Innovation from 1998 to 2001, was a member of the Executive Committee from 2002 to 2014, was President of Europe from 2004 to 2012, where the division he oversaw generated roughly £2.5 billion of sales per annum and £900 million in operating profits, and was Head of New Business from 2012 to 2014. Through his roles at Diageo, Mr. Morgan brings a global mindset and has become intimately familiar with acquiring and running businesses in the United States, Latin America, Asia and Africa, and Europe. During his tenure at Diageo, Mr. Morgan helped steer critical acquisitions and divestitures that shaped the current Diageo portfolio and business:

●	the acquisition of The Seagram Company Limited by Diageo and Pernod-Ricard for $8.15 billion in 2001, Diageo’s largest acquisition since its formation in 1997, adding Crown Royal and Captain Morgan to Diageo’s diversified brand portfolio;
●	the divestiture of Diageo’s Malibu Rum brand to Allied Domecq plc for an undisclosed sum in 2002, paving the way for relieving government anticompetitive concerns and completing the Seagram’s acquisition; and
●	the acquisition of Mey Içki by Diageo for £1.3 billion in 2011, adding new geographic distribution in the high-growth, developing Turkish spirits market.

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

Mr. Quin’s notable transactions include the following:

●	leading the capital raise for four blank check REIT IPOs: Hibernia REIT plc (€365 million), Irish Residential Properties REIT plc (€200 million), Cairn Homes plc (€440 million) and Glenveagh Properties plc (€550 million);
●	originating and financing for Credit Suisse Group AG’s global coordinator role on the $25.6 billion IPO of Saudi Arabian Oil Company Aramco in 2019, then the world’s largest IPO;
●	serving as a director and shareholder of Melita Cable from 2009 to 2015; from 2011 to 2014, Melita Cable expanded its EBITDA margins by approximately 1,800 basis points; Melita Cable was sold to Apax Partners SAS in 2015;
●	advising the Irish Government on its €1.5 billion sale of Aer Lingus Group DAC;
●	leading the restructuring and acquisition of eircom Limited, an approximately €550 million EBITDA business, and Ireland’s largest restructuring deal ever;

●	leading a €1.1 billion PIPE by Wilbur Ross, Fairfax Financial Holdings and Fidelity Investments into the Bank of Ireland Group to prevent the Bank of Ireland Group from being nationalized; and
●	serving as a member of the Irish Government’s advisory panel and on Credit Suisse Group’s Brexit Committee interacting and lobbying with various European governments.

Patrick Doran, President and Director

Patrick Doran has served as our President and as a Director since inception. Mr. Doran is a successful business leader, packaging operator and real estate entrepreneur with over 30 years of experience. From 1990 to 2016, Mr. Doran served as CEO of Americk Packaging Group, headquartered in Dublin, Ireland, and oversaw the company’s sale to Saica Group in 2016. Mr. Doran’s notable accomplishments at Americk Packaging Group include the following:

●	instituting a disciplined operating approach by establishing best-in-class management teams, implementing efficient, lean manufacturing techniques and building sophisticated commercial teams to drive value-added and higher-margin products and services;
●	growing the Americk Packaging Group through multiple, highly synergistic acquisitions that broadened the company’s products and services offering, geographic reach and capabilities; and
●	expanding, through organic and inorganic growth, the company’s EMEA presence from the United Kingdom and Ireland through sales to over the entire region.

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

Dimitri Panayotopoulos, Director

Dimitri Panayotopoulos, who has served as a member of our board of directors since January 2021, possesses significant global operating experience in helping build several billion dollar brands around the world. Mr. Panayotopoulos spent 37 years at The Procter & Gamble Company serving most recently in various leadership roles including Advisor to the Chairman and Chief Executive Officer from 2013 to 2014, Vice Chair Global Business Units from 2011 to 2014 and Vice Chair of Global Household Care from 2007 to 2011. As Vice Chair Global Business Units, Mr. Panayotopoulos was responsible for leading efforts around breakthrough innovations and speed to market across all of The Procter & Gamble Company’s businesses. Mr. Panayotopoulos began his distinguished career at Procter & Gamble in the company’s sales organization in the United Kingdom. He continued to build experience across the advertising and marketing groups before moving on to various country manager positions. His work around the world consistently culminated in a market leadership position for P&G. In his eight years in China, Mr. Panayotopoulos built the company’s business from disjointed franchises into a market leadership position in beauty products. He then managed Procter &

Gamble’s 110-country market-development organization in Central Eastern Europe, the Middle East, and Africa and spearheaded the creation of a unified approach to brands and businesses in those markets. After being named Group President of Global Fabric Care in 2004, Panayotopoulos helped build Downy, Lenor, and Gain into billion-dollar brands. Mr. Panayotopoulos is currently a senior, global advisor at the Boston Consulting Group since April 2014. Mr. Panayotopoulos has served on the board of public companies with nearly $100 billion in aggregate market capitalization and public and private companies with aggregate annual revenue of over $35 billion. Mr. Panayotopoulos currently sits on the boards of British American Tobacco plc (LSE:BATS) since February 2015, JBS USA Holdings, Inc., Airways Therapeutics, Inc., Information Resources, Inc. and, previously, Coveris Management GmbH and Logitech International S.A. (SWX:LOGN). He received his B.A. from the University of Sussex in 1973.

Tamara Sakovska, Director

Tamara Sakovska, who has served as a member of our board of directors since January 2021, is an accomplished finance executive and board director with over 20 years of finance, investment and corporate governance experience in a wide breadth of industries and an extensive network that spans EMEA. Ms. Sakovska has deep, global transaction experience ranging from growth equity financings to leveraged buyouts in 14 countries in the technology, telecommunications, energy, natural resources, real estate and consumer sectors, among others. Ms. Sakovska is also a tenured board member with an extensive track record of managing complex strategic and corporate governance issues in publicly listed and private companies. Ms. Sakovska was admitted as a Chartered Director at the London-based Institute of Directors (IoD) in 2016 and won the Director of the Year IoD Award in 2018. Her experience includes serving as an Investment Executive for Permira Advisers from 2004 to 2007, where she focused on origination, evaluation and execution of large buyout investments across the consumer sector in Western Europe. During her time at Permira, she completed leveraged buyout transactions in the consumer, hospitality and leisure sectors. From 2007 to 2013, she served as Head of Origination in Europe for Eton Park International, a global investment manager founded by a team of former Goldman Sachs partners in 2004 with $11 billion of assets. Ms. Sakovska captained deal origination efforts and was responsible for managing a portfolio of roughly $950 million of assets operating across EMEA. Notable transactions include investments in Volia Cable, RCS & RDS, Talvivaara Mining, Markit, Euroseas, KKR Private Equity Investors, L.P. and Reliance Capital Asset Management. From 2014 to 2017, Ms. Sakovska served as an Investment Partner at Global Family Partners, where she originated, evaluated and executed direct investments and special situations globally including transactions in The Ritz-Carlton Yacht Collection, Garden Tower, Virgin Mobile Latin America and IHS Towers. In 2017, Ms. Sakovska founded and currently heads Lavra Group, a firm that collaborates with funds, family offices and principal investing platforms as a senior advisor in the areas of private equity investment and corporate governance. Ms. Sakovska currently serves as an Independent Non-Executive Director on the board of Pantheon International Plc (a FTSE 250 investment trust listed on the LSE) and as Co-President and Investment Selection Committee Member at Stanford Angels of the United Kingdom. Her prior publicly listed board experience includes serving as an Independent Non-Executive Director and Chair of the Nomination Committee on the board of JP Morgan Russian Securities Plc (an LSE-listed investment trust) between August 2016 and February 2022. Further, she has previous board experience at Eton Park, where she served as a non-executive director and provided operational insight on various portfolio company boards. Ms. Sakovska was commissioned by Wiley in 2019 to author The Private Equity Toolkit, a hands-on guide for the finance community that focuses on technical fundamentals and practical judgment skills in private equity deal execution (expected release in 2022). Ms. Sakovska received her B.A. from Stanford University in 1999 and her M.B.A. from the London Business School in 2004.

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

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
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

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Business Conduct and Ethics as an exhibit to the Registration Statement. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●each of our executive officers and directors that beneficially owns our ordinary shares; and
●all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 47,437,500 ordinary shares, consisting of (i) 37,950,000 public shares and (ii) 9,487,500 of our founder shares, issued and outstanding as of March 15, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Shares
NAAC Sponsor LP(3)	—	—	9,487,500	100.00%	20.00%
Andrew Morgan	—	—	—	—	—
Gary Quin	—	—	—	—	—
Patrick Doran (3)	—	—	9,487,500	100.00%	20.00%
Mark Keating	—	—	—	—	—
Dimitri Panayotopoulos	—	—	—	—	—
Tamara Sakovska	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	—	—	9,487,500	100.00%	20.00%

Other 5% Owners
Linden Advisors L.P. (4)	2,895,320	7.63%	—	—	6.10%
The Goldman Sachs Group, Inc. (5)	2,136,003	5.63%			4.50%
Fir Tree Capital Management LP (6)	3,201,486	8.44%			6.75%
Highbridge Capital Management, LLC (7)	2,215,318	5.84%			4.67%

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 121 South Church Street, Ugland House; Grand Cayman; KY-1104; Cayman Islands.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.” Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by our sponsor within 60 days of the date of this report.
(3)	NAAC Sponsor LP, our sponsor, is the record holder of such shares. NAAC Sponsor GP LLC is the general partner of our sponsor. The North Ocean Investment Company Limited (“NOICL”) is the sole owner and managing member of NAAC Sponsor GP LLC. Patrick Doran (and his wife) are the majority owners of NOICL and as such may be deemed to beneficially own the shares held by our sponsor by virtue of his indirect control over our sponsor. Patrick Doran disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors are direct or indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.
(4)	According to a Schedule 13G filed on February 3, 2021, as amended on February 4, 2022, 2,895,320 shares are held for the account of Linden Capital L.P. and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors L.P. is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the Managed Accounts. Mr. Siu Min Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts, for an aggregate beneficial ownership of 2,970,000 shares. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(5)	A statement on Schedule 13G was jointly filed on February 2, 2022, by the Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. Each are the record and direct beneficial owners of the 2,136,001 securities covered by the statement. The address of the principal business office of each of the reporting persons is 200 West Street, New York, NY 10282.
(6)	According to a Schedule 13G filed on February 14, 2022, 3,201,486 shares are held for the account of Fir Tree Capital Management LP. The address of the principal business office of each of the reporting persons is 55 West 46th Street, 29th Floor New York, NY 10036.
(7)	According to a Schedule 13G/A filed on February 3, 2022, 2,215,318 shares are held for the account of Highbridge Capital Management, LLC. The address of the principal business office of each of the reporting persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the TeleSign Merger Agreement, see “Item 1. Business.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. See “Item 1. Business” for more information regarding the financing arrangements related to the TeleSign Merger.

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

We have entered into a registration rights agreement, which we plan to amend in connection with the Telesign Merger, with respect to the founder shares and private placement warrants, which is described in the registration statement for our initial offering.

See “Item 1. Business” for more information on the agreements related to the TeleSign Merger.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2021, and December 31, 2020, totaled approximately $97,742 and $40,450, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $15,450. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021, and December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2021, and December 31, 2020.

All Other Fees. We paid Marcum approximately $20,450 for other services for the year ended December 31, 2021 and did not pay Marcum for any other services for the year ended December 31, 2020.

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

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)The following documents are filed as part of this Report:
(1)Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

North Atlantic Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of North Atlantic Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from October

14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended and for the period from October 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

ss

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 15, 2022

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,393,330	$—
Prepaid expenses	572,506	—
Deferred offering costs	—	375,453
Total current assets	1,965,836	375,453
Prepaid expenses - non-current	34,003	—
Marketable securities held in Trust Account	379,588,190	—
Total Assets	$381,588,029	$375,453

Liability and Shareholders' Equity
Current liabilities:
Accrued offering costs and expenses	$760,409	$180,384
Promissory note - related party	1,199,994	175,069
Total current liabilities	1,960,403	355,453
Forward Purchase Agreement liability	2,462,675	—
Warrant liability	14,508,554	—
Deferred underwriting discount	13,282,500	—
Total liabilities	32,214,132	355,453

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 37,950,000 shares and 0 shares at redemption value, respectively	379,588,190	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares and 0 shares issued and outstanding (excluding 37,950,000 shares and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	949	949
Additional paid-in capital	—	24,051
Accumulated deficit	(30,215,242)	(5,000)
Total shareholders' equity (deficit)	(30,214,293)	20,000
Total Liabilities and Shareholders' Equity (Deficit)	$381,588,029	$375,453

The accompanying notes are an integral part of these consolidated financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		period from
		October 14,
		2020
		(inception)
	For the year ended	through
	December 31, 2021	December 31, 2020
Formation and operating costs	$2,669,205	$5,000
Loss from operations	(2,669,205)	(5,000)

Other income (expense):
Warrant issue costs	(933,632)	—
Share based compensation	(1,079,197)	—
Change in fair value of Forward Purchase Agreement liability	1,668,542	—
Change in fair value of warrant liability	9,593,945	—
Trust interest income	88,190	—
Total other income	9,337,848	—
Net income (expense)	$6,668,643	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	35,350,685	—
Basic and diluted net income per Class A ordinary share subject to possible redemption	$0.15	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	8,250,000
Basic and diluted net income per Class B ordinary share	$0.15	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,857,457	—	1,857,457

Share based compensation	—	—	—	—	—	1,079,197	1,079,197

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	6,668,643	6,668,643

Subsequent measurement of Class A ordinary shares to redemption value	—	—	—	—	2,249,709	(37,958,082)	(35,708,373)

Balance as of December 31, 2021	—	$—	9,487,500	$949	$—	$(30,215,242)	$(30,214,293)

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of October 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	9,487,500	949	24,051	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		from October 14,
		2020 (inception)
	For the year ended	through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,668,643	(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(88,190)	—
Share based compensation	1,079,197
Change in fair value of Forward Purchase Agreement liability	(1,668,542)	—
Change in fair value of warrant liability	(9,593,945)	—
Warrant issuance costs	933,632	—
Changes in current assets and current liabilities:
Prepaid expenses	(606,509)	—
Accrued offering costs and expenses	955,478	5,000
Net cash used in operating activities	(2,320,236)	—

Cash Flows from Investing Activity:
Investment held in Trust Account	(379,500,000)	—
Net cash used in investing activity	(379,500,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters' fees	371,910,000	—
Proceeds from private placement	10,690,000	—
Proceeds from issuance of promissory note	1,199,994	—
Payment of promissory note to related party	(175,069)	—
Payments of offering costs	(411,359)	—
Net cash provided by financing activities	383,213,566	—

Net change in cash	1,393,330	—
Cash, beginning of the period	—	—
Cash, end of the period	$1,393,330	—

Supplemental disclosure of noncash investing and financing activities
Deferred underwriting commissions charged to additional paid-in capital	$13,282,500	$—
Initial value of Class A ordinary shares subject to possible redemption	$379,500,000	$—
Change in value of Class A ordinary shares subject to possible redemption	$35,708,373	—
Initial classification of forward purchase agreement liability	$4,131,217	$—
Initial classification of warrant liability	$24,102,499	$—
Deferred offering costs paid by Sponsor under promissory note	$—	$175,069
Deferred offering costs included in accrued expenses	$—	$175,384
Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTH ATLANTIC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company's sponsor is NAAC Sponsor LP, a Delaware LP (the “Sponsor”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

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

Transaction costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was initially classified as temporary equity.

Trust Account

Following the closing of the IPO on January 26, 2021, $379,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. While the Company's management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination.

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

Business Combination Agreement

On December 16, 2021, BICS SA, a Belgian limited liability company (“Seller”), Torino Holding Corp., a Delaware corporation (“TeleSign”), North Atlantic Acquisition Corporation, a Cayman Islands exempted company (“NAAC”), North Atlantic Acquisition, LLC, a Delaware limited liability company (“New SPAC”), and NAAC Holdco, Inc. a Delaware corporation and wholly owned subsidiary of NAAC (“New Holdco”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, and subject to the terms and conditions contained therein, the business combination of TeleSign, New Holdco, New SPAC and NAAC (“the Business Combination”) will be effected. The terms of the Business Combination Agreement, which contain customary representations and warranties, covenants, closing conditions, termination provisions, and other terms relating to the Business Combination, are summarized below. Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Business Combination Agreement.

The Business Combination will be effected in two steps: (a) on the closing date, NAAC will reincorporate to the State of Delaware by merging with and into New SPAC, with New SPAC surviving such merger as a wholly-owned subsidiary of New Holdco, and (b) immediately following such merger, New Holdco and Seller will consummate the Share Acquisition, whereby Seller has agreed to sell to New Holdco all of the issued and outstanding shares of TeleSign (the “Purchased Shares”), and New Holdco has agreed to acquire such Purchased Shares from Seller, in exchange for (i) the Cash Consideration and (ii) New Holdco Common Stock issued to the Seller in the quantity equal to (a) (I) the Company Equity Value minus (II) the product of (A) ten dollars ($10.00) multiplied by (B) the number of NAAC Founders Shares forfeited pursuant to the provisions of the Transaction Support Agreement minus (III) Company Transaction Expenses minus (IV) NAAC Transaction Expenses, divided by (b) ten (10). In connection with such transactions, NAAC will be renamed TeleSign, Inc.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.4 million in its operating bank account, and a working capital deficit of approximately $6 thousand. In August 2021, the Sponsor loaned the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a business combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $175,069. The promissory note from the Sponsor was paid in full on March 3, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and borrowings of $1,199,994 under a promissory note issued August 6, 2021 (see note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2023.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and fair value of the FPA liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At December 31, 2021, funds held in the Trust Account include $379,588,190 of investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

The Company’s Private Placement Warrants, contingent forward purchase agreement liability and Working Capital Loan Option are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement warrant liability and the contingent forward purchase agreement liability were estimated by using inputs primarily within Level 3 of the fair value hierarchy. See Note 5 for additional information on assets and liabilities measured at fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account.

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

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement adjustment from initial carrying amount to redemption book value and subsequently adjusted the redemption book value as of the IPO date for the earnings in the Trust Account. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$379,500,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,336,324)
Ordinary share issuance costs	(21,283,859)
Plus:
Remeasurement adjustment of carrying value to redemption value	35,708,373
Ordinary shares subject to possible redemption	$379,588,190

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 19,776,667 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 19,776,667 Class A ordinary shares at $11.50 per share were issued on January 26, 2021. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the year ended		For the period from October 14, 2020
	December 31, 2021		(inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$5,268,228	$1,400,415	$—	$(5,000)

Denominator
Weighted-average shares outstanding	35,350,685	9,487,500	—	8,250,000
Basic and diluted net income (loss) per share	$0.15	$0.15	$—	$(0.00)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. Accordingly, as of December 31, 2021, offering costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was initially classified as a reduction to temporary equity.

Share Based Compensation

In January 2021, directors of the Company were transferred interest in the Sponsor which interest relates to interest in an aggregate of 200,000 founder shares. The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company. The interest in the founder shares acquired vests 75% immediately with the remaining 25% vesting upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director(s)’ status as a director terminates, the unvested portion of the interest in the Sponsor is forfeited.

The interest in the founder shares was issued on January 20, 2021, and the interest in the shares vests, 75% immediately and 25% upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of January 20, 2021. The valuation resulted in a fair value of $7.20, or an aggregate of $1,438,929 for the interest in 200,000 founder shares. No consideration was paid for the interest in the founder shares or the transferred interest in the Sponsor. The Company recognizes compensation expense for the 75% immediate vesting interest in the founder shares and will recognize the remaining 25% interest that vests upon consummation of a Business Combination.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of December 31, 2021 (see Note 6).

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

Working Capital Loans Option

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $1,199,994 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (approximately 800,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At December 31, 2021 the value of the Working Capital Loan Option was $0.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and
●if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (which the Company refers to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like).

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●in whole and not in part;
●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●if, and only if, the Reference Value (as defined above under “Redemptions for warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and

●if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

At December 31, 2021, there were 12,650,000 Public Warrants and 7,126,667 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the IPO. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

The Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any founder shares held by the sponsor and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Promissory Note — Related Party

On November 10, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. The loan was to be repaid upon the closing of the IPO out of the $1,000,000 of offering proceeds that had been allocated to the payment of offering expenses. As of January 26, 2021, the Company had drawn down $175,069 under the promissory note. The promissory note from the Sponsor was paid in full on March 3, 2021. Since March 3, 2021 no additional funds have been borrowed under this promissory note.

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

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At December 31, 2021 the Company owed $1,199,994 under the August 6, 2021 promissory note.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, the Company recorded $112,500 of administrative service fees, which are included in formation and operating costs in the accompanying statements of operations. As of December 31, 2021, the amount due to the Sponsor for these fees is $112,500.

Note 6 — Recurring Fair Value Measurements

At December 31, 2021, the Company’s warrant liability was valued at $14,508,554, its forward purchase agreement liability was valued at $2,462,675, and its working capital loan option was valued at $0.

Under the guidance in ASC 815-40 the warrants, forward purchase agreement and working capital loan option do not meet the criteria for equity classification. As such, these financial instruments must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, these financial instruments valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

On March 15, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability at December 31, 2021 for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:		$—	$—
U.S. Money Market held in Trust Account	$379,588,190	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$—	$2,462,675
Working Capital Loan Option	—	—	—
Public Warrants	9,243,355	—	—
Private Placement Warrants	—	—	5,265,199
	$9,243,355	$—	$7,727,874

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

The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units at issuance and at December 31, 2021.

The aforementioned warrant liabilities and Working Capital Loan Option are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021, and January 26, 2021 (the initial measurement date of the warrants):

	At	At
	December 31,	January 26,
	2021	2021
Share price	$9.84	$9.60
Strike price	$11.50	$11.50
Term (in years)	5.97	6.3
Volatility	13.6%	24.1%
Risk-free rate	1.35%	0.63%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021, and August 6, 2021 (the initial measurement date of the Working Capital Loan Option):

	At		At
	December 31,		August 6,
	2021		2021
Stock price	$9.84		$9.66
Volatility	13.6%		28.5%
Weighted term	0.99	years	0.78	years
Conversion price	$1.50		$1.50
Risk-free rate	1.35%		0.89%

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants, FPA and Working Capital Loan Option classified as Level 3:

Fair value at December 31, 2020	$—
Initial fair value of the warrants and FPA	28,233,716
Initial fair value of the Working Capital Loan Option	135,000
Public Warrants reclassified to level 1(1)	(7,590,000)
Change in fair value	(13,050,842)
Fair Value at December 31, 2021	$7,727,874

(1)Assumes the Public Warrants were reclassified on March 31, 2021.

Except for the transfer from Level 3 to Level 1 for the Public Warrants, there were no other transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

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

On January 26, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, $7,590,000 in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full. Additionally, as reported on the balance sheet as deferred underwriting discount, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $13,282,500 of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Anchor Investors

In January 2021, the Sponsor sold a portion of its interest for an aggregate of $5,000,000 to several investors (“Anchor Investors”) (none of which are affiliated with any member of the Company’s management team, the Sponsor or any other Anchor Investor). The Anchor Investors received interest in an aggregate of 9,487,500 founder shares of the Company and committed to purchase $150,000,000 Class A ordinary shares at the IPO.

The Sponsor will retain voting and dispositive power over the Anchor Investors’ interest in the founder shares until consummation of the initial Business Combination, following which time the Sponsor will distribute such interest in the founder shares to the Anchor Investors.

The Anchor Investors have not been granted any shareholder or other rights that are in addition to those granted to the Company’s other public shareholders. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the interest in the Founder Shares allocated to them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they purchased during the IPO as the rights afforded to the Company's other public shareholders.

Note 8 - Shareholders' Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 0 and 0 shares of Class A ordinary shares issued or outstanding, excluding 37,950,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the Dividend described in Note 5, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at December 31, 2021 and December 31, 2020.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 21, 2021, between the Company and Wells Fargo Securities, LLC and BTIG, LLC, as representatives of the underwriters. (3)
2.1	Business Combination Agreement, dated as of December 16, 2021, by and among Seller, TeleSign, the Company, New SPAC and New Holdco. (5)
3.1	Memorandum and Articles of Association (1)
3.2	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (1)
4.3	Specimen Ordinary Share Certificate. (1)
4.4	Specimen Warrant Certificate. (1)
4.5	Description of Registered Securities. (4)
10.1	Investment Management Trust Agreement, dated January 21, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.2	Registration Rights Agreement, dated January 21, 2021, between the Company, the Sponsor and certain securityholders. (3)
10.3	Private Placement Warrants Purchase Agreement, dated January 21, 2021, between the Company and the Sponsor. (3)
10.4	Letter Agreement, dated January 21, 2021, among the Company, the Sponsor and each of the officers and directors of the Company. (3)
10.5	Administrative Services Agreement, dated January 21, 2021, between the Company and the Sponsor. (3)
10.6	Forward Purchase Contract, dated January 21, 2021, between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (1)
10.8	Promissory Note Issued November 10, 2020 to NAAC Sponsor LP. (1)
10.9	Securities Purchase Agreement dated November 10, 2020 between the Company and NAAC Sponsor LP. (1)
10.10	Transaction Support Agreement, dated as of December 16, 2021, by and among Seller, TeleSign, NAAC, New Holdco, the Sponsor and the investors in NAAC party thereto. (5)
10.11	Form of Amended and Restated Registration Rights Agreement. (5)
10.12	Form of Subscription Agreement. (5)
10.13	Form of Stockholders Agreement. (5)
14.1	Form of Code of Ethics. (1)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase *
101.LAB	Inline XBRL Taxonomy Label Linkbase *
101.PRE	Inline XBRL Definition Linkbase Document *
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*

*     Filed herewith.

**   Furnished herewith

(1)	Incorporated by reference to the Company's Form S-1, filed with the SEC on January 4, 2021 (File No. 333-251887).
(2)	Incorporated by reference to the Company's Form S-1/A, filed with the SEC on January 14, 2021.
(3)	Incorporated by reference to the Company's Form 8-K, filed with the SEC on January 27, 2021.
(4)	Incorporated by reference to the Company's Form 10-K, filed with the SEC on March 31, 2021.
(5)	Incorporated by reference to the Company's Form 8-K, filed with the SEC on December 17, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2022	NORTH ATLANTIC ACQUISITION CORP.

	By:	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary Quin	Chief Executive Officer and Director	March 15, 2022
Gary Quin	(Principal Executive Officer)

/s/ Mark Keating	Chief Financial Officer	March 15, 2022
Mark Keating	(Principal Financial and Accounting Officer)

/s/ Andrew Morgan	Chairman of the Board	March 15, 2022
Andrew Morgan

/s/ Patrick Doran	President and Director	March 15, 2022
Patrick Doran

/s/ Dimitri Panayotopoulos	Director	March 15, 2022
Dimitri Panayotopoulos

/s/ Tamara Sakovska	Director	March 15, 2022
Tamara Sakovska