Form 10-Q
period 2022-03-31
North Atlantic Acquisition Corp
filed 2022-05-12
CIK 1830063

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39923

NORTH ATLANTIC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o McDermott Will & Emery LLP One Vanderbilt Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +353 1 567 6959

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, there were 37,950,000 shares of the Company’s Class A ordinary shares , par value $0.0001(the “Class A Shares”) and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 (the "Class B Shares") issued and outstanding.

NORTH ATLANTIC ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$718,904	$1,393,330
Prepaid expenses	474,491	572,506
Total current assets	1,193,395	1,965,836
Prepaid expenses – non-current	—	34,003
Marketable securities held in Trust Account	379,619,948	379,588,190
Total Assets	$380,813,343	$381,588,029

Liability and Shareholders' Equity
Current liabilities:
Accrued expenses	$630,404	$760,409
Promissory note - related party	1,199,994	1,199,994
Total current liabilities	1,830,398	1,960,403
Forward Purchase Agreement liability	1,045,676	2,462,675
Warrant liability	6,157,156	14,508,554
Deferred underwriting discount	13,282,500	13,282,500
Total liabilities	22,315,730	32,214,132

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 37,950,000 shares and no shares at redemption value, respectively	379,619,948	379,588,190

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 37,950,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949	949
Additional paid-in capital	—	—
Accumulated deficit	(21,123,284)	(30,215,242)
Total shareholders' deficit	(21,122,335)	(30,214,293)
Total Liabilities and Shareholders’ Deficit	$380,813,343	$381,588,029

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Operating costs	$676,439	$308,636
Loss from operations	(676,439)	(308,636)

Other income (expense):
Warrant issue costs	—	(858,197)
Change in fair value of Forward Purchase Agreement liability	1,416,999	1,991,274
Change in fair value of warrant liability	8,351,398	11,937,300
Trust interest income	31,758	42,703
Total other income	9,800,155	13,113,080

Net income	$9,123,716	$12,804,444

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	37,950,000	27,408,335
Basic and diluted net income per Class A ordinary share subject to possible redemption	$0.19	$0.35
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	9,487,500
Basic and diluted net income per Class B ordinary share	$0.19	$0.35

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,857,457	—	1,857,457

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	12,804,444	12,804,444

Subsequent measurement of Class A ordinary shares to redemption value	—	—	—	—	2,249,709	(37,913,595)	(35,663,886)

Balance as of March 31, 2021 (unaudited)	—	$—	9,487,500	$949	$—	$(25,114,151)	$(25,113,202)

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	9,487,500	949	$—	$(30,215,242)	$(30,214,293)
Remeasurement of carrying value to redemption value	—	—	—	—	—	(31,758)	(31,758)
Net income	—	—	—	—	—	9,123,716	9,123,716
Balance as of March 31, 2022 (unaudited)	—	$—	9,487,500	$949	$—	$(21,123,284)	$(21,122,335)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$9,123,716	$12,804,444
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(31,758)	(42,703)
Change in fair value of Forward Purchase Agreement liability	(1,416,999)	(1,991,274)
Change in fair value of warrant liability	(8,351,398)	(11,937,300)
Warrant issuance costs	—	858,197
Changes in current assets and current liabilities:
Prepaid expenses	132,018	(1,049,109)
Accrued offering costs and expenses	(130,005)	255,701
	—	21,613
Net cash used in operating activities	(674,426)	(1,080,431)

Cash Flows from Investing Activity:
Investment held in Trust Account	—	(379,500,000)
Net cash used in investing activity	—	(379,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	371,910,000
Proceeds from private placement	—	10,690,000
Payment of promissory note to related party	—	(175,069)
Payments of offering costs	—	(456,041)
Net cash provided by financing activities	—	381,968,890

Net change in cash	(674,426)	1,388,459
Cash, beginning of the period	1,393,330	—
Cash, end of the period	$718,904	$1,388,459

Supplemental disclosure of noncash investing and financing activities
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption	$31,758	$—
Initial value of Class A ordinary shares subject to possible redemption	$—	$379,500,000
Deferred underwriting commissions charged to additional paid in capital	$—	$13,282,500
Initial classification of forward purchase agreement liability	$—	$4,131,217
Initial classification of warrant liability	$—	$24,102,499

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Note 1 — Organization, Business Operations and Going Concernxxx

Organization and General

North Atlantic Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on October 14, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company’s sponsor is NAAC Sponsor LP, a Delaware LP (the “Sponsor”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

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

Business Combination Agreement

As reported to the SEC on April 19, 2022 in the Company’s Definitive proxy statement, the board of directors of the Company unanimously approved the Business Combination Agreement, dated as of December 16, 2021 (the “Business Combination Agreement”), by and among the Company, Belgacom International Carrier Services SA/NV, a Belgian limited liability company (société anonyme) (“BICS”), Torino Holding Corp., a Delaware corporation (“TeleSign”), NAAC Holdco, Inc., a Delaware corporation (“New Holdco”), and North Atlantic Acquisition, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of New Holdco (“New SPAC”). In connection with the transactions contemplated by the Business Combination Agreement (the “Business Combination”), New Holdco will be renamed “TeleSign, Inc.”.

Pursuant to the Business Combination Agreement, the business combination will be effected in two steps: (a) subject to the approval and adoption of the Business Combination Agreement by the shareholders of the Company, the Company will merge with and into New SPAC (the “SPAC Merger”), with New SPAC surviving the SPAC Merger (the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”); and (b) immediately following the SPAC Merger Effective Time, BICS shall sell, transfer, assign and convey to New Holdco all of the issued and outstanding shares of common stock of TeleSign (the “Purchased Shares”), and New Holdco shall acquire such Purchased Shares from BICS.

At the SPAC Merger Effective Time, pursuant to the SPAC Merger, (a) each then-outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) will be canceled in exchange for consideration consisting of the right to receive one share of common stock, par value $0.0001 per share, of New Holdco (the “New Holdco Common Stock”); (b) each then-outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B Ordinary Shares”) will be canceled in exchange for consideration consisting of the right to receive one share of New Holdco Common Stock; (c) each then-outstanding warrant of the Company (the “NAAC Warrants”) will be cancelled in exchange for consideration consisting of the right to receive one warrant to purchase one share of New Holdco Common Stock (the “New Holdco Warrants”), pursuant to that certain warrant agreement by and between the Company and Continental Stock Transfer & Trust Company; and (d) each then-outstanding unit of the Company, each consisting of one Class A Ordinary Share and one-third of one NAAC Warrant (the “NAAC Units”), will be canceled in exchange for consideration consisting of (i) the right to receive one share of New Holdco Common Stock and (ii) the right to receive one-third of one New Holdco Warrant.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that New Holdco will sell to the PIPE Investors, an aggregate of 11,698,750 shares of New Holdco Common Stock (the “PIPE Shares”) in a private placement or placements (the “Private Placements”) for an aggregate purchase price of $107,500,000.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements will take place substantially concurrently with the closing of the Business Combination and is contingent upon customary closing conditions. The purpose of the Private Placements is to raise additional capital for use by the post-combination company following the closing of the Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $718,904 in its operating bank account, and a working capital deficit of $637,003. In August 2021, the Sponsor loaned the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2023.

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

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly; they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 16, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, funds held in the Trust Account include $379,619,948 and $379,588,190 of investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

The ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds from IPO	$379,500,000	$379,500,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,336,324)	(14,336,324)
Ordinary share issuance costs	(21,283,859)	(21,283,859)
Plus:
Remeasurement adjustment of carrying value to redemption value	35,740,131	35,708,373
Ordinary shares subject to possible redemption	$379,619,948	$379,588,190

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 19,776,667 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 19,776,667 Class A ordinary shares at $11.50 per share were issued on January 26, 2021. No warrants were exercised during the three months ended March 31, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the three months ended		For the three months ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$7,298,973	$1,824,743	$9,475,289	$3,329,155

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	27,408,335	9,487,500
Basic and diluted net income per share	$0.19	$0.19	$0.35	$0.35

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. Accordingly, as of March 31, 2022, offering costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was initially classified as a reduction to temporary equity.

Share Based Compensation

In January 2021, directors of the Company were transferred interest in the Sponsor which interest relates to interest in an aggregate of 200,000 founder shares. The Company complies with ASC 718 Compensation - Stock Compensation regarding interest in founder shares acquired by directors of the Company. The interest in the founder shares acquired vests 75% immediately with the remaining 25% vesting upon the Company consummating an initial Business Combination (the "Vesting Date"). If prior to the Vesting Date, the director(s)' status as a director terminates, the unvested portion of the interest in the Sponsor is forfeited.

The interest in the founder shares was issued on January 20, 2021, and the interest in the shares vested, 75% immediately on January 20, 2021 but not recognized as per 10-Q filed on May 25, 2021; only reported during 10-K 2021 and 25% upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of January 20, 2021. The valuation resulted in a fair value of $7.20, or an aggregate of $1,438,929 for the interest in 200,000 founder shares. No consideration was paid for the interest in the founder shares or the transferred interest in the Sponsor. The Company recognizes compensation expense for the 75% immediate vesting interest in the founder shares and will recognize the remaining 25% interest that vests upon consummation of a Business Combination.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and contingent Forward Purchase Agreement Units was estimated using a Monte Carlo simulation approach and the fair value of the Public Warrants was based on the closing market price as of March 31, 2022 (see Note 6).

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

Working Capital Loans Option

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $1,199,994 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (approximately 800,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At March 31, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting  Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates  the current models that require separation of beneficial conversion and cash conversion features from convertible  instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts  in an entity’s own equity. The new standard also introduces additional  disclosures  for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted  method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted,  would have a material effect on the Company’s financial statements.

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

At March 31, 2022 and December 31, 2021, there were 12,650,000 Public Warrants and 7,126,667 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the IPO. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company's statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At March 31, 2022 and December 31, 2021, the Company owed $1,199,994 under the August 6, 2021 promissory note.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded and paid $30,000 and $21,613 of administrative service fees, respectively, which are included in operating costs in the accompanying statements of operations.

Note 6 — Recurring Fair Value Measurements

At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $6,157,156 and $14,508,554, its forward purchase agreement liability was valued at $1,045,676 and $2,462,675, and its working capital loan option was valued at $0 and $0, respectively.

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

On March 15, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability at March 31, 2022 and December 31, 2021 for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$379,619,948	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$—	$1,045,676
Working Capital Loan Option	—	—	—
Public Warrants	3,921,500	—	—
Private Placement Warrants	—	—	2,235,656
	$3,921,500	$—	$3,281,332

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$379,588,190	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$—	$2,462,675
Working Capital Loan Option	—	—	—
Public Warrants	9,243,355	—	—
Private Placement Warrants	—	—	5,265,199
	$9,243,355	$—	$7,727,874

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants and the Forward Purchase Agreement and a Rubinstein-Gesk model for the Working Capital Loan Option at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants, the Forward Purchase Agreement and Working Capital Loan Option is determined using Level 3 inputs. Inherent in Monte Carlo and Black Scholes pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on an estimated average expected volatility of a sample of similar companies in terms of industry, stage of life cycle, size, and financial leverage with a time varying volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company determined the Forward Purchase Agreement units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units at March 31, 2022 and December 31, 2021.

The aforementioned warrant liabilities and Working Capital Loan Option are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements as:

	At	At
	March 31,	December 31,
	2022	2021
Share price	$9.89	$9.84
Strike price	$11.50	$11.50
Term (in years)	5.71	5.97
Volatility	4.8%	13.6%
Risk-free rate	2.41%	1.35%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022 and December 31, 2021 (the initial measurement date of the Working Capital Loan Option):

	At		At
	March 31,		December 31,
	2022		2021
Stock price	$9.89		$9.84
Volatility	4.8%		13.6%
Weighted term	0.72	years	0.99	years
Conversion price	$1.50		$1.50
Risk-free rate	2.41%		1.35%

The following table provides a reconciliation of changes in fair value liabilities of the beginning and ending balances for the Company’s Warrants, FPA and Working Capital Loan Option classified as Level 3:

Fair Value at December 31, 2021	$7,727,874
Change in fair value	(4,446,542)
Fair Value at March 31, 2022	$3,281,332

Fair Value at December 31, 2020	$—
Initial fair value of the warrants and FPA	28,233,716
Public Warrants reclassified to level 1 (1)	(7,590,000)
Change in fair value	(16,068,517)
Fair Value at March 31, 2021	$4,575,199

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

There were no other transfers between Levels 1, 2 or 3 during the three month ended March 31, 2022 or March 31, 2021.

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

Anchor Investors

In January 2021, the Sponsor sold a portion of its interest for an aggregate of $5,000,000 to several investors ("Anchor Investors") (none of which are affiliated with any member of the Company's management team, the Sponsor or any other Anchor Investor). The Anchor Investors received interest in an aggregate of 9,487,500 founder shares of the Company and committed to purchase $150,000,000 Class A ordinary shares at the IPO.

The Sponsor will retain voting and dispositive power over the Anchor Investors' interest in the founder shares until consummation of the initial Business Combination, following which time the Sponsor will distribute such interest in the founder shares to the Anchor Investors.

The Anchor Investors have not been granted any shareholder or other rights that are in addition to those granted to the Company's other public shareholders. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the interest in the Founder Shares allocated to them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they purchased during the IPO as the rights afforded to the Company's other public shareholders.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 37,950,000 and 0 shares subject to possible redemption, respectively.

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the Dividend described in Note 5, there were 9,487,500 shares of Class B ordinary shares issued and outstanding at March 31, 2022 and December 31, 2021.

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

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Recent Developments

As reported to the SEC on April 19, 2022 in the Company's Definitive proxy statement, the board of directors of the Company unanimously approved the Business Combination Agreement, dated as of December 16, 2021 (the "Business Combination Agreement"), by and among the Company, Belgacom International Carrier Services SA/NV, a Belgian limited liability company (société anonyme) (“BICS”), Torino Holding Corp., a Delaware corporation (“TeleSign”), NAAC Holdco, Inc., a Delaware corporation (“New Holdco”), and North Atlantic Acquisition, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of New Holdco (“New SPAC”). In connection with the transactions contemplated by the Business Combination Agreement (the “Business Combination”), New Holdco will be renamed “TeleSign, Inc." (see Note 1.)

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

Refer to our Prospectus, filed with the SEC on May 3, 2022 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial business combination and undergoing business combination activities. We do not expect to generate any operating revenues until after completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account and will recognize unrealized gains or losses from the changes in the fair values of our Warrants, FPA and Working Capital Loan options. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence and transaction expenses.

For the three months ended March 31, 2022, we had net income of $9,123,716, driven by an unrealized gain on the change in the fair value of our warrants of $8,351,398, our forward purchase agreement of $1,416,999 and interest income on investments in our trust of $31,758, partially offset by operating costs of $676,439.

For the three months ended March 31, 2021, we had net income of $12,804,444, which consisted of interest income on marketable securities held in the trust account of $42,703, unrealized gain on the change in fair value of warrants of $11,937,300 and unrealized gain on the change in fair value of the forward purchase agreement of $1,991,274 partially offset by formation and operating costs of $308,636 and allocation of offering costs associated with warrant issuance and contingent forward purchase units of $858,197.

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

On August 6, 2021, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of our expenses. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. At March 31, 2022 we owed $1,199,994 under the August 6, 2021 promissory note.

As of March 31, 2022, we had available to us $718,904 of cash on our balance sheet and a working capital deficit of $637,003. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2022, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the private placement warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

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

Warrant Liabilities

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company complies with ASC 718 Compensation — Stock Compensation regarding interest in founder shares acquired by directors of the Company. The interest in the founder shares vested 75% immediately with the remaining 25% vesting upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director(s)’ status as a director terminates, the unvested portion of the interest in the Sponsor is forfeited.

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

Recent Accounting Standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering, and searching for a target business, such as TeleSign. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three month period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness in our internal controls over disclosures.

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

Management has identified a material weakness in internal controls related to the proper accounting classification of complex financial instruments and to properly account for and report our transactions to our auditors, Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART - I - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2022, except as set forth below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

None.

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

NORTH ATLANTIC ACQUISITION CORP.

Date: May 12, 2022	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)