Form 10-Q
period 2022-06-30
North Atlantic Acquisition Corp
filed 2022-08-11
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 37,950,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 (the "Class B Shares") issued and outstanding.

NORTH ATLANTIC ACQUISITION CORP.

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●

“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to January 26, 2023, that the Company has to consummate an initial Business Combination;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our Company,” “we” or “us” are to North Atlantic Acquisition Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●

“founder shares” are to the Class B ordinary shares initially purchased by our Sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 26, 2021;
●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Nasdaq” are to the Nasdaq Capital Market;
●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the private placement;

●

“public shares” are to the Class A ordinary shares sold as part of the Units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●

“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●“public warrants” refer to the redeemable warrants sold as part of the Units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 4, 2021, as amended, and declared effective on January 21, 2021 (File No. 333-251887);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” are to NAAC Sponsor LP, a Delaware corporation;
●

“Trust Account” are to the U.S.-based trust account in which an amount of $379,500,000 from the net proceeds of the sale of the units in the initial public offering and the Private Placement Warrants was placed following the closing of the initial public offering;

●	“Units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
●	“US GAAP” are to the accounting principles generally accepted in the United States of America;
●	“warrants” are to the public warrants and Private Placement Warrants;
●	“Working Capital Loan Option” are to the option to convert the Working Capital Loans into warrants of the Company; and
●

“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$496,780	$1,393,330
Prepaid expenses	324,302	572,506
Total current assets	821,082	1,965,836
Prepaid expenses – non-current	—	34,003
Marketable securities held in Trust Account	380,194,051	379,588,190
Total Assets	$381,015,133	$381,588,029

Liability and Shareholders' Deficit
Current liabilities:
Accrued expenses	$824,501	$760,409
Promissory note - related party	1,199,994	1,199,994
Total current liabilities	2,024,495	1,960,403
Forward Purchase Agreement liability	427,083	2,462,675
Warrant liability	2,494,354	14,508,554
Deferred underwriting discount	13,282,500	13,282,500
Total liabilities	18,228,432	32,214,132

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 37,950,000 shares at redemption value	380,194,051	379,588,190

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 37,950,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949	949
Additional paid-in capital	—	—
Accumulated deficit	(17,408,299)	(30,215,242)
Total shareholders' deficit	(17,407,350)	(30,214,293)
Total Liabilities and Shareholders’ Deficit	$381,015,133	$381,588,029

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$566,410	$1,976,042	$1,242,849	$2,284,678
Loss from operations	(566,410)	(1,976,042)	(1,242,849)	(2,284,678)

Other income (loss):
Warrant issue costs	—	—	—	(858,197)
Change in fair value of Forward Purchase Agreement liability	618,593	(1,365,064)	2,035,592	626,210
Change in fair value of warrant liability	3,662,802	(8,484,507)	12,014,200	3,452,793
Trust interest income	574,103	26,210	605,861	68,913
Total other income (loss)	4,855,498	(9,823,361)	14,655,653	3,289,719

Net income (loss)	$4,289,088	$(11,799,403)	$13,412,804	$1,005,041

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	37,950,000	37,950,000	37,950,000	32,708,287
Basic and diluted net income (loss) per Class A ordinary share subject to possible redemption	$0.09	$(0.25)	$0.28	$0.02
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	9,487,500	9,487,500	9,487,500
Basic and diluted net income (loss) per Class B ordinary share	$0.09	$(0.25)	$0.28	$0.02

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,857,457	—	1,857,457

Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)

Net income	—	—	—	—	—	12,804,444	12,804,444

Subsequent measurement of Class A ordinary shares to redemption value	—	—	—	—	2,249,709	(37,913,595)	(35,663,886)

Balance as of March 31, 2021 (unaudited)	—	$—	9,487,500	$949	$—	$(25,114,151)	$(25,113,202)

Net loss	—	—	—	—	—	(11,799,403)	(11,799,403)

Accretion of Class A shares	—	—	—	—	—	(25,210)	(25,210)

Balance as of June 30, 2021 (unaudited)	—	$—	9,487,500	$949	$—	$(36,938,764)	$(36,937,815)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	9,487,500	949	$—	$(30,215,242)	$(30,214,293)
Accretion of Class A shares	—	—	—	—	—	(31,758)	(31,758)
Net income	—	—	—	—	—	9,123,716	9,123,716
Balance as of March 31, 2022 (unaudited)	—	$—	9,487,500	$949	$—	$(21,123,284)	$(21,122,335)
Accretion of Class A shares	—	—	—	—	—	(574,103)	(574,103)
Net income	—	—	—	—	—	4,289,088	4,289,088
Balance as of June 30, 2022 (unaudited)	—	$—	9,487,500	$949	$—	$(17,408,299)	$(17,407,350)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$13,412,804	$1,005,041
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(605,861)	(68,913)
Change in fair value of Forward Purchase Agreement liability	(2,035,592)	(626,210)
Change in fair value of warrant liability	(12,014,200)	(3,452,793)
Warrant issuance costs	—	858,197
Changes in current assets and current liabilities:
Prepaid expenses	282,207	(906,251)
Accrued offering costs and expenses	64,092	1,946,902
Due to related party	—	51,613
Net cash used in operating activities	(896,550)	(1,192,414)

Cash Flows from Investing Activity:
Investment held in Trust Account	—	(379,500,000)
Net cash used in investing activity	—	(379,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	371,910,000
Proceeds from private placement	—	10,690,000
Payment of promissory note to related party	—	(175,069)
Payments of offering costs	—	(456,041)
Net cash provided by financing activities	—	381,968,890

Net change in cash	(896,550)	1,276,476
Cash, beginning of the period	1,393,330	—
Cash, end of the period	$496,780	$1,276,476

Supplemental disclosure of noncash investing and financing activities
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption	$605,861	$—
Initial value of Class A ordinary shares subject to possible redemption	$—	$379,500,000
Deferred underwriting commissions charged to additional paid in capital	$—	$13,282,500
Initial classification of forward purchase agreement liability	$—	$4,131,217
Initial classification of warrant liability	$—	$24,102,499

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 1 — Organization, Business Operations and Going Concern

Organization and General

North Atlantic Acquisition Corporation  was incorporated as a Cayman Islands exempted company on October 14, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company’s sponsor is NAAC Sponsor LP, a Delaware LP.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the IPO described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

Financing

The Registration Statement for the Company’s IPO was declared effective January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated the IPO of 33,000,000 Units, at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,466,667 Private Placement Warrants, at a price of  $1.50 per Private Placement Warrant which is discussed in Note 4.

Simultaneously with the closing of the IPO, the underwriters elected to exercise its full over-allotment option for 4,950,000 Units which, at $10.00 per Unit, generated gross proceeds of $49,500,000. The Company, in parallel, consummated the private placement of an additional 660,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, which generated total additional gross proceeds of $990,000.

Transaction costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was initially classified as temporary equity.

Trust Account

Following the closing of the IPO on January 26, 2021, $379,500,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and invested in U.S. government securities,  with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares. If the Company does not complete an initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination.

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

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will have until the end of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less any taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

On June 30, 2022, BICS notified the Company that it was terminating the Business Combination Agreement pursuant to the terms of the Business Combination Agreement and the parties shall have no further obligations thereunder. As a result of the termination of the Business Combination Agreement, all related ancillary agreements entered into in connection with the Business Combination Agreement were also terminated on June 30, 2022. The material terms and conditions of the Business Combination Agreement and the related ancillary agreements were previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on December 17, 2021.

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

In connection with the termination of the Business Combination Agreement with BICS, the Subscription Agreements were terminated on June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $496,780 in its operating bank account, and a working capital deficit of $1,203,413. In August 2021, the Sponsor loaned the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a Business Combination.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $175,069. The promissory note from the Sponsor was paid in full on March 3, 2021.Subsequent to the consummation of the IPO and private placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account and borrowings of $1,199,994 under a promissory note issued August 6, 2021 (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 16, 2022.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and as modified by JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, funds held in the Trust Account included $380,194,051 and $379,588,190 of investments, respectively, substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments.

The Company’s Working Capital Loan Option are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of Working Capital Loan Option were estimated by using inputs primarily within Level 3 of the fair value hierarchy. See Note 6 for additional information on assets and liabilities measured at fair value.

The Company’s warrant liability for the public warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the public warrant liability was estimated by using inputs within Level 1 of the fair value hierarchy. Prior to the commencement of separate trading on the NASDAQ Stock market LLC, the fair value of the public warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy. The Company’s Private Placement Warrants contain a make-whole provision in the contractual terms of the warrant agreement.  As such, the Company determined the Private Placement Warrants were economically equivalent to the public warrants. As of June 30, 2022, the closing price of the public warrants was used to determine the fair value of the Private Placement Warrants. The Company determined the FPA units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units. Both the Private Placement Warrants and the FPA liability are classified as a Level 2 within the fair value hierarchy as of June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	June 30, 2022	December 31, 2021
Gross proceeds from IPO	$379,500,000	$379,500,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,336,324)	(14,336,324)
Ordinary share issuance costs	(21,283,859)	(21,283,859)
Plus:
Remeasurement adjustment of carrying value to redemption value	36,314,234	35,708,373
Ordinary shares subject to possible redemption	$380,194,051	$379,588,190

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 19,776,667 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants and public warrants to purchase 19,776,667 Class A ordinary shares at $11.50 per share were issued on January 26, 2021. No warrants were exercised during the three and six months ended June 30, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) private placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the Three Months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$3,431,270	$857,818	$(9,439,522)	$(2,359,881)

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	37,950,000	9,487,500
Basic and diluted net income (loss) per share	$0.09	$0.09	$(0.25)	$(0.25)

	For the Six Months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$10,730,243	$2,682,561	$783,932	$221,109

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	32,708,287	9,487,500
Basic and diluted net income per share	$0.28	$0.28	$0.02	$0.02

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. Accordingly, as of June 30, 2022, offering costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, Private Placement Warrants, FPA warrants and Working Capital Loans Option are derivative instruments.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and FPA units and then the Class A ordinary shares.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair values of the Public and Private Placement Warrants were based on the closing market price as of June 30, 2022 (see Note 6).

Forward Purchase Agreement Liabilities

The FPA units and their component securities would be identical to the units issued at the close of the IPO, except that the FPA units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus.

The Company accounts for the FPA units and their component securities as either equity-classified or liability-classified instruments under the Company’s Derivative Financial Instrument policy. The fair value of the FPA liability is derived from the fair value of the Warrants. As such, the closing market price as of June 30, 2022 for the public warrants was used to value the FPA liability (see Note 6).

Working Capital Loans Option

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $1,199,994 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (approximately 800,000 warrants). The Working Capital Loan Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of June 30, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates  the current models that require separation of beneficial conversion and cash conversion features from convertible  instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts  in an entity’s own equity. The new standard also introduces additional  disclosures  for convertible  debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted  method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2022 and December 31, 2021, there were 12,650,000 public warrants and 7,126,667 Private Placement Warrants outstanding. The Company accounts for the public warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Note 5 — Related Party Transactions

Founder Shares

On November 4, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001. On January 21, 2021, the Company effected a share dividend of 0.1 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 9,487,500 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Up to 1,237,500 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on January 26, 2021, the 1,237,500 founder shares were no longer subject to forfeiture.

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

Forward Purchase Agreement

The Company’s Sponsor (or its designees) has agreed to enter into a FPA with the Company, to purchase up to 10,000,000 units for $10.00 each, in a private placement to occur concurrently with the closing of the initial Business Combination, for an aggregate purchase price of up to $100,000,000. The FPA units and their component securities would be identical to the units being sold in this offering, except that the FPA units and their component securities would be subject to transfer restrictions and certain registration rights, as described herein. The funds from the sale of FPA units may be used as part of the consideration to the sellers in the initial Business Combination.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. As of June 30, 2022 and December 31, 2021, the Company owed $1,199,994 under the August 6, 2021 promissory note.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022 and June 30, 2021, the Company recorded and paid $30,000 and $60,000, and $45,450 and $67,063 of administrative service fees, respectively, which are included in operating costs in the accompanying statements of operations.

Note 6 — Recurring Fair Value Measurements

As of June 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $2,494,354 and $14,508,554, its FPA liability was valued at $427,083 and $2,462,675, and its Working Capital Loan Option was valued at $0 and $0, respectively.

Under the guidance in ASC 815-40 the warrants, FPA and Working Capital Loan Option do not meet the criteria for equity classification. As such, these financial instruments must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, these financial instruments valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s fair value for the working capital loan option is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company determined the FPA units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units. The Company’s Private Placement Warrants contain a make-whole provision in the contractual terms of the warrant agreement.  As such, the Company determined the Private Placement Warrants were economically equivalent to the public warrants. As of June 30, 2022, the closing price of the public warrants was used to determine the fair value of the Private Placement Warrants and the FPA liability. At June 30, 2022, the Private Placement Warrants and the FPA liability were re-classified as a Level 2 within the fair value hierarchy.

On March 15, 2021, the Company’s public warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability as of June 30, 2022 and December 31, 2021 for the public warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the public warrant liability is classified within Level 1 of the fair value hierarchy.

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

June 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$380,194,051	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$427,083	$—
Working Capital Loan Option	—	—	—
Public Warrants	1,581,250	—	—
Private Placement Warrants	—	913,104	—
	$1,581,250	$1,340,187	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$379,588,190	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$—	$2,462,675
Working Capital Loan Option	—	—	—
Public Warrants	9,243,355	—	—
Private Placement Warrants	—	—	5,265,199
	$9,243,355	$—	$7,727,874

The Company utilized a Rubinstein-Gesk model for the Working Capital Loan Option at each reporting period, with changes in fair value recognized in the statement of operations.

The Company determined the FPA units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units as of June 30, 2022 and December 31, 2021.

The aforementioned warrant liabilities and Working Capital Loan Option are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

At
December 31,
2021
Share price	$9.84
Strike price	$11.50
Term (in years)	5.97
Volatility	13.6%
Risk-free rate	1.35%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022 and December 31, 2021 (the initial measurement date of the Working Capital Loan Option):

	At		At
	June 30,		December 31,
	2022		2021
Stock price	$9.84		$9.84
Volatility	11.2%		13.6%
Weighted term	0.49	years	0.99	years
Conversion price	$1.50		$1.50
Risk-free rate	3.02%		1.35%

The following table provides a reconciliation of changes in fair value liabilities of the beginning and ending balances for the Company’s Warrants, FPA and Working Capital Loan Option classified as Level 3:

Fair Value at December 31, 2021	$7,727,874
Change in fair value	(4,446,542)
Fair Value at March 31, 2022	$3,281,332
Change in fair value	(1,941,145)
Private Placement Warrants reclassified to level 2 (1)	(913,104)
FPA reclassified to level 2 (1)	(427,083)
Fair Value at June 30, 2022	$—

Fair Value at December 31, 2020	$—
Initial fair value of the warrants and FPA	28,233,716
Public Warrants reclassified to level 1 (2)	(7,590,000)
Change in fair value	(16,068,517)
Fair Value at March 31, 2021	$4,575,199
Change in fair value	6,423,514
Fair Value at June 30, 2021	$10,998,713

(1)	Assumes the Private Placement Warrants and FPA were reclassified on June 30, 2022.
(2)	Assumes the Public Warrants were reclassified on June 30, 2021.

There were no other transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022 or June 30, 2021.

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 37,950,000 and 0 shares subject to possible redemption, respectively.

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the Dividend described in Note 5, there were 9,487,500 shares of Class B ordinary shares issued and outstanding as of June 30, 2022 and December 31, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our IPO, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on October 14, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

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

Recent Developments

As reported to the SEC on April 19, 2022 in the Company's Definitive proxy statement, the board of directors of the Company unanimously approved the Business Combination Agreement, dated as of December 16, 2021 (the "Business Combination Agreement"), by and among the Company, Belgacom International Carrier Services SA/NV, a Belgian limited liability company (société anonyme) (“BICS”), Torino Holding Corp., a Delaware corporation (“TeleSign”), NAAC Holdco, Inc., a Delaware corporation (“New Holdco”), and North Atlantic Acquisition, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of New Holdco (“New SPAC”). On June 30, 2022, BICS notified us that it was terminating the Business Combination Agreement pursuant to the terms of the Business Combination Agreement and the parties shall have no further obligations thereunder. As a result of the termination of the Business Combination Agreement, all related ancillary agreements entered into in connection with the Business Combination Agreement were also terminated on June 30, 2022. The material terms and conditions of the Business Combination Agreement and the related ancillary agreements were previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on December 17, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial Business Combination and undergoing Business Combination activities. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our Trust Account and will recognize unrealized gains or losses from the changes in the fair values of our warrants, FPA and Working Capital Loan Options. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence and transaction expenses.

For the three months ended June 30, 2022, we had net income of $4,289,088, driven by an unrealized gain on the change in the fair value of our warrants of $3,662,802, our FPA of $618,593 and interest income on investments in our Trust Account of $574,103, partially offset by operating costs of $566,410.

For the six months ended June 30, 2022, we had net income of $13,412,804, driven by an unrealized gain on the change in the fair value of our warrants of $12,014,200, our FPA of $2,035,592 and interest income on investments in our Trust Account of $605,861, partially offset by operating costs of $1,242,849.

For the three months ended June 30, 2021, we had net loss of $11,799,403, primarily driven by an unrealized loss on the change in the fair value of our warrants of $8,484,507 and our FPA of $1,365,064 and operating costs of $1,976,042 partially offset by interest income on investments in our Trust Account of $26,210.

For the six months ended June 30, 2021, we had net income of $1,005,041, which consisted of interest income on marketable securities held in the Trust Account of $68,913, an unrealized gain on the change in fair value of warrants of $3,452,793, and an unrealized gain on the change in fair value of the FPA of $626,210, partially offset by operating costs of $2,284,678 and allocation of offering costs associated with warrant issuance of $858,197.

Liquidity and Capital Resources

On January 26, 2021, the Company consummated the initial public offering of 37,950,000 Units, including 4,950,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $379,500,000.

Simultaneously with the closing of our initial public offering, the Company consummated the sale of 7,126,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $10,690,000.

Following the initial public offering and the sale of the Private Placement Warrants, an aggregate of $379,500,000 ($10.00 per Unit) was held in a Trust Account. Transaction costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was classified as temporary equity.

On August 6, 2021, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of our expenses. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. As of June 30, 2022 we owed $1,199,994 under the August 6, 2021 promissory note.

As of June 30, 2022, we had available to us $496,780 of cash on our balance sheet and a working capital deficit of $1,203,413. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2022, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrant would be identical to the Private Placement Warrants.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until January 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

Warrant Liabilities

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Forward Purchase Agreement Liabilities

The FPA units and their component securities would be identical to the units issued at the close of the IPO, except that the FPA units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus.

Our FPA units meet the criteria as liability classified derivative instruments and are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined our public warrants, Private Placement Warrants and FPA warrants, are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and FPA units and then the Class A ordinary shares.

Recent Accounting Standards

August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering, and searching for a target business. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the three and six months period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer (“Certifying Officers”) have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness in our internal controls over disclosures.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the proper accounting classification of complex financial instruments and to properly account for and report our transactions to our auditors. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART - I - OTHER INFORMATION

Item 1.   Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.   Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that may not complete its business combination within 24 months after January 21, 2021, the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation.  As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS,  may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021. There has been no material change in the planned use of proceeds from the Company's initial public offering and private placement as described in the Registration Statement.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

NORTH ATLANTIC ACQUISITION CORP.

Date: August 10, 2022	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)