Form 10-Q
period 2022-09-30
North Atlantic Acquisition Corp
filed 2022-11-09
CIK 1830063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 37,950,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 9,487,500 of the Company’s Class B ordinary shares, par value $0.0001 (the “Class B Shares”) issued and outstanding.

NORTH ATLANTIC ACQUISITION CORP.

		Page
PART I - FINANCIAL INFORMATION:		F-1
Item 1.	Financial Statements:	F-1
	Consolidated Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	F-1
	Unaudited Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	F-2
	Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	F-3
	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	F-4
	Notes to Unaudited Consolidated Condensed Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6
PART II - OTHER INFORMATION:		8
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	10

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
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

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” are to NAAC Sponsor LP, a Delaware corporation;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$378,374	$1,393,330
Prepaid expenses	179,578	572,506
Total current assets	557,952	1,965,836
Prepaid expenses – non-current	—	34,003
Marketable securities held in Trust Account	382,049,114	379,588,190
Total Assets	$382,607,066	$381,588,029

Liability and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$846,010	$760,409
Promissory note - related party	1,199,994	1,199,994
Total current liabilities	2,046,004	1,960,403
Forward Purchase Agreement liability	194,358	2,462,675
Warrant liability	1,130,263	14,508,554
Deferred underwriting discount	13,282,500	13,282,500
Total liabilities	16,653,125	32,214,132

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 37,950,000 shares at redemption value	382,049,114	379,588,190

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 37,950,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949	949
Additional paid-in capital	—	—
Accumulated deficit	(16,096,122)	(30,215,242)
Total shareholders’ deficit	(16,095,173)	(30,214,293)
Total Liabilities and Shareholders’ Deficit	$382,607,066	$381,588,029

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating costs	$284,639	$123,013	$1,527,488	$2,407,691
Loss from operations	(284,639)	(123,013)	(1,527,488)	(2,407,691)

Other income (expense):
Warrant issue costs	—	—	—	(858,197)
Change in fair value of Forward Purchase Agreement liability	232,725	963,378	2,268,317	1,589,588
Change in fair value of warrant liability	1,364,091	5,728,204	13,378,291	9,180,997
Trust interest income	1,855,063	9,568	2,460,924	78,481
Total other income, net	3,451,879	6,701,150	18,107,532	9,990,869

Net income	$3,167,240	$6,578,137	$16,580,044	$7,583,178

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	37,950,000	37,950,000	37,950,000	34,474,725
Basic and diluted net income per Class A ordinary share subject to possible redemption	$0.07	$0.14	$0.35	$0.17
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	9,487,500	9,487,500	9,487,500
Basic and diluted net income per Class B ordinary share	$0.07	$0.14	$0.35	$0.18

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	9,487,500	949	$—	$(30,215,242)	$(30,214,293)
Accretion of Class A shares	—	—	—	—	—	(31,758)	(31,758)
Net income	—	—	—	—	—	9,123,716	9,123,716
Balance as of March 31, 2022 (unaudited)	—	—	9,487,500	949	—	(21,123,284)	(21,122,335)
Accretion of Class A shares	—	—	—	—	—	(574,103)	(574,103)
Net income	—	—	—	—	—	4,289,088	4,289,088
Balance as of June 30, 2022 (unaudited)	—	—	9,487,500	949	—	(17,408,299)	(17,407,350)
Accretion of Class A shares	—	—	—	—	—	(1,855,063)	(1,855,063)
Net income	—	—	—	—	—	3,167,240	3,167,240
Balance as of September 30, 2022 (unaudited)	—	$—	9,487,500	$949	$—	$(16,096,122)	$(16,095,173)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

							Total
	Class A Ordinary		Class B Ordinary		Additional		Shareholders’
	Shares		Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	9,487,500	$949	$24,051	$(5,000)	$20,000
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,857,457	—	1,857,457
Initial classification of Forward Purchase Agreement liability	—	—	—	—	(4,131,217)	—	(4,131,217)
Net income	—	—	—	—	—	12,804,444	12,804,444
Subsequent measurement of Class A ordinary shares to redemption value	—	—	—	—	2,249,709	(37,913,595)	(35,663,886)
Balance as of March 31, 2021 (unaudited)	—	—	9,487,500	949	—	(25,114,151)	(25,113,202)
Accretion of Class A shares	—	—	—	—	—	(25,210)	(25,210)
Net loss	—	—	—	—	—	(11,799,403)	(11,799,403)
Balance as of June 30, 2021 (unaudited)	—	—	9,487,500	949	—	(36,938,764)	(36,937,815)
Accretion of Class A shares	—	—	—	—	—	(9,567)	(9,567)
Net income	—	—	—	—	—	6,578,137	6,578,137
Balance as of September 30, 2021 (unaudited)	—	$—	9,487,500	$949	$—	$(30,370,194)	$(30,369,245)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$16,580,044	$7,583,178
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,460,924)	(78,481)
Change in fair value of Forward Purchase Agreement liability	(2,268,317)	(1,589,588)
Change in fair value of warrant liability	(13,378,291)	(9,180,997)
Warrant issuance costs	—	858,197
Changes in current assets and current liabilities:
Prepaid expenses	426,931	(754,709)
Accrued offering costs and expenses	85,601	947,662
Due to related party	—	81,613
Net cash used in operating activities	(1,014,956)	(2,133,125)

Cash Flows from Investing Activity:
Investment held in Trust Account	—	(379,500,000)
Net cash used in investing activity	—	(379,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	371,910,000
Proceeds from private placement	—	10,690,000
Proceeds from issuance of promissory note	—	1,199,994
Payment of promissory note to related party	—	(175,069)
Payments of offering costs	—	(456,041)
Net cash provided by financing activities	—	383,168,884

Net change in cash	(1,014,956)	1,535,759
Cash, beginning of the period	1,393,330	—
Cash, end of the period	$378,374	$1,535,759

Supplemental disclosure of noncash investing and financing activities
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption	$2,460,924	$—
Initial value of Class A ordinary shares subject to possible redemption	$—	$379,500,000
Deferred underwriting commissions charged to additional paid in capital	$—	$13,282,500
Initial classification of forward purchase agreement liability	$—	$4,131,217
Initial classification of warrant liability	$—	$24,102,499

The accompanying notes are an integral part of these consolidated condensed financial statements.

NORTH ATLANTIC ACQUISITION CORP.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company’s sponsor is NAAC Sponsor LP, a Delaware LP.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the IPO described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash held in Trust Account from the proceeds derived from the IPO and will recognize changes in the fair value of the forward purchase agreement (“FPA”) and warrant liability as other income (expense).

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

Business Combination Agreement

As reported to the SEC on April 19, 2022 in the Company’s definitive proxy statement, the board of directors of the Company unanimously approved the Business Combination Agreement, dated as of December 16, 2021 (the “Business Combination Agreement”), by and among the Company, Belgacom International Carrier Services SA/NV, a Belgian limited liability company (société anonyme) (“BICS”), Torino Holding Corp., a Delaware corporation, NAAC Holdco, Inc., a Delaware corporation (“New Holdco”), and North Atlantic Acquisition, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of New Holdco.

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

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed that New Holdco will sell to the PIPE Investors, an aggregate of 11,698,750 shares of New Holdco Common Stock in a private placement or placements for an aggregate purchase price of $107,500,000.

In connection with the termination of the Business Combination Agreement with BICS, the Subscription Agreements were terminated on June 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $378,374 in its operating bank account, and a working capital deficit of $1,488,052. In August 2021, the Sponsor loaned the Company approximately $1.2 million. Repayment of this loan is not expected to occur until consummation of a Business Combination.

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

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, funds held in the Trust Account included $382,049,114 and $379,588,190 of investments, respectively, substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, accrued offering costs and expenses, and amounts due to related parties are estimated to approximate the carrying values as of September 30, 2022 due to the short maturities of such instruments.

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

The Company’s warrant liability for the public warrants is based on unadjusted quoted prices in an active market for identical assets or liabilities that the Company has the ability to access. The fair value of the public warrant liability was estimated by using inputs within Level 1 of the fair value hierarchy. Prior to the commencement of separate trading on the NASDAQ Stock market LLC, the fair value of the public warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy. The Company’s Private Placement Warrants contain a make-whole provision in the contractual terms of the warrant agreement. As such, the Company determined the Private Placement Warrants were economically equivalent to the public warrants. As of September 30, 2022, the closing price of the public warrants was used to determine the fair value of the Private Placement Warrants. The Company determined the FPA units are equivalent to the value of the Private Placement Warrant coverage; therefore, the Private Placement Warrants fair value was used to determine the fair value of the FPA units. Both the Private Placement Warrants and the FPA liability are classified as a Level 2 within the fair value hierarchy as of September 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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

The ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
Gross proceeds from IPO	$379,500,000	$379,500,000
Less:
Proceeds allocated to Public Warrants, net of offering costs	(14,336,324)	(14,336,324)
Ordinary share issuance costs	(21,283,859)	(21,283,859)
Plus:
Remeasurement adjustment of carrying value to redemption value	38,169,297	35,708,373
Ordinary shares subject to possible redemption	$382,049,114	$379,588,190

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement because the warrants are contingently exercisable, and the contingencies have not yet been met. The warrants are exercisable to purchase 19,776,667 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants and public warrants to purchase 19,776,667 Class A ordinary shares at $11.50 per share were issued on January 26, 2021. No warrants were exercised during the three and nine months ended September 30, 2022. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) private placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

	For the Three Months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,533,792	$633,448	$5,262,510	$1,315,627

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	37,950,000	9,487,500
Basic and diluted net income per share	$0.07	$0.07	$0.14	$0.14

	For the Nine Months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$13,264,035	$3,316,009	$5,914,879	$1,668,299

Denominator
Weighted-average shares outstanding	37,950,000	9,487,500	34,474,725	9,487,500
Basic and diluted net income per share	$0.35	$0.35	$0.17	$0.18

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. Accordingly, as of September 30, 2022, offering costs of the IPO amounted to $21,283,859, consisting of $7,590,000 of underwriting discount, $13,282,500 of deferred underwriting discount, and $411,359 of other offering costs. Effective on the date of the IPO, $933,632 of offering costs associated with the issuance of the warrants was expensed while the remaining $20,350,227 was initially classified as a reduction to temporary equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair values of the public warrants and Private Placement Warrants were based on the closing market price as of September 29, 2022 (see Note 6).

Forward Purchase Agreement Liabilities

The FPA units and their component securities would be identical to the units issued at the close of the IPO, except that the FPA units and their component securities would be subject to transfer restrictions and certain registration rights, as described in the prospectus. The Company accounts for the FPA units and their component securities as either equity-classified or liability-classified instruments under the Company’s Derivative Financial Instrument policy. The fair value of the FPA liability is derived from the fair value of the Warrants. As such, the closing market price as of September 29, 2022 for the public warrants was used to value the FPA liability (see Note 6).

Working Capital Loans Option

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principle of $1,199,994 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50 (approximately 800,000 warrants). The Working Capital Loan Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of September 30, 2022 and December 31, 2021 the value of the Working Capital Loan Option was $0.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, incomes taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of September 30, 2022 and December 31, 2021, there were 12,650,000 public warrants and 7,126,667 Private Placement Warrants outstanding. The Company accounts for the public warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

On August 6, 2021, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. As of September 30, 2022 and December 31, 2021, the Company owed $1,199,994 under the August 6, 2021 promissory note.

Administrative Service Fee

Commencing on January 26, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022 and September 30, 2021, the Company recorded and paid $30,000 and $90,000, and $30,000 and $97,063 of administrative service fees, respectively, which are included in operating costs in the accompanying statements of operations.

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

On March 15, 2021, the Company’s public warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability as of September 30, 2022 and December 31, 2021 for the public warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the public warrant liability is classified within Level 1 of the fair value hierarchy.

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

September 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$382,049,114	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$194,358	$—
Working Capital Loan Option	—	—	—
Public Warrants	714,725	—	—
Private Placement Warrants	—	415,538	—
	$714,725	$609,896	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market held in Trust Account	$379,588,190	$—	$—

Liabilities:
Forward Purchase Agreement Liability	$—	$—	$2,462,675
Working Capital Loan Option	—	—	—
Public Warrants	9,243,355	—	—
Private Placement Warrants	—	—	5,265,199
	$9,243,355	$—	$7,727,874

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

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022 and December 31, 2021 (the initial measurement date of the Working Capital Loan Option):

	At		At
	September 30,		December 31,
	2022		2021
Stock price	$9.94		$9.84
Volatility	4.3%		13.6%
Weighted term	0.37	years	0.99	years
Conversion price	$1.50		$1.50
Risk-free rate	4.06%		1.35%

The following table provides a reconciliation of changes in fair value liabilities of the beginning and ending balances for the Company’s Warrants, FPA and Working Capital Loan Option classified as Level 3:

Fair Value at December 31, 2021	$7,727,874
Change in fair value	(4,446,542)
Fair Value at March 31, 2022	3,281,332
Change in fair value	(1,941,145)
Private Placement Warrants reclassified to level 2 (1)	(913,104)
FPA reclassified to level 2 (1)	(427,083)
Fair Value at June 30, 2022	—
Change in fair value	—
Fair Value at September 30, 2022	$—

Fair Value at December 31, 2020	$—
Initial fair value of the warrants and FPA	28,233,716
Public Warrants reclassified to level 1 (2)	(7,590,000)
Change in fair value	(16,068,517)
Fair Value at March 31, 2021	4,575,199
Change in fair value	6,423,514
Fair Value at June 30, 2021	10,998,713
Change in fair value	6,464,418
Fair Value at September 30, 2021	$17,463,131
(1)	Assumes the Private Placement Warrants and FPA were reclassified on June 30, 2022.
(2)	Assumes the public warrants were reclassified on June 30, 2021.

There were no other transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022 or September 30, 2021.

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

The Anchor Investors have not been granted any shareholder or other rights that are in addition to those granted to the Company’s other public shareholders. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the interest in the founder shares allocated to them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they purchased during the IPO as the rights afforded to the Company’s other public shareholders.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding, excluding 37,950,000 and 0 shares subject to possible redemption, respectively.

Note 9 — Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. After giving retroactive effect to the dividend described in Note 5, there were 9,487,500 shares of Class B ordinary shares issued and outstanding as of September 30, 2022 and December 31, 2021.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for an initial Business Combination and undergoing Business Combination activities. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our Trust Account and will recognize unrealized gains or losses from the changes in the fair values of our warrants, FPA and Working Capital Loan Options. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence and transaction expenses.

For the three months ended September 30, 2022, we had net income of $3,167,240, driven by an unrealized gain on the change in the fair value of our warrants of $1,364,091, our forward purchase agreement of $232,725 and interest income on investments in our Trust Account of $1,855,063, partially offset by operating costs of $284,639.

For the nine months ended September 30, 2022, we had net income of $16,580,044, driven by an unrealized gain on the change in the fair value of our warrants of $13,378,291, our forward purchase agreement of $2,268,317 and interest income on investments in our Trust Account of $2,460,924, partially offset by operating costs of $1,527,488.

For the three months ended September 30, 2021, we had net income of $6,578,137, primarily driven by an unrealized gain on the change in the fair value of our warrants of $5,728,204 and our forward purchase agreement of $963,378 and interest income on investments in our Trust Account of $9,568, partially offset by operating costs of $123,013.

For the nine months ended September 30, 2021, we had net income of $7,583,178, which consisted of interest income on investments in our Trust Account of $78,481, an unrealized gain on the change in fair value of warrants of $9,180,997, and an unrealized gain on the change in fair value of the forward purchase agreement of $1,589,588, partially offset by operating costs of $2,407,691, and allocation of offering costs associated with warrant issuance of $858,197.

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

On August 6, 2021, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of our expenses. These loans are non-interest bearing, unsecured and are due upon consummation of an initial Business Combination. At the option of the Sponsor, the outstanding principle of the note may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principle of the note divided by $1.50. In no case may the balance of the note be repaid out of funds in the Trust. As of September 30, 2022 we owed $1,199,994 under the August 6, 2021 promissory note.

As of September 30, 2022, we had available to us $378,374 of cash on our balance sheet and a working capital deficit of $1,488,052. We will use these funds primarily to identify and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2022, approximately $1.2 million was borrowed from the Sponsor to pay certain operating expenses. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to our internal control over financial reporting not resulting in the proper accounting classification of complex financial instruments. Additionally, like many blank check companies, we lack adequate resources to properly account for and report our transactions to our auditors. Due to the impact on our financial statements, we determined we have a material weakness in our internal controls over disclosures.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART - II - OTHER INFORMATION

Item 1.   Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.   Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 12, 2022 and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination2 with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS

is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. NAAC Sponsor GP LLC, a Delaware limited liability corporation, is the general partner of our Sponsor and North Ocean Investment Company Limited (“NOICL”), a Malta limited company, is the sole owner and managing member of NAAC Sponsor GP LLC. Patrick Doran is majority owner of NOICL and an Irish citizen. Other members of the Sponsor include certain officers and directors of the Company.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 25, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

NORTH ATLANTIC ACQUISITION CORP.

Date: November 9, 2022	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ Mark Keating
	Name:	Mark Keating
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)